Form 10-Q
period 1995-03-31
GLENBOROUGH ALLSUITE HOTELS LP
filed 1995-05-15
CIK 810736

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended March 31, 1995

                                          OR

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number:  33-11957

                          GLENBOROUGH ALL SUITE HOTELS L.P.,
                           A CALIFORNIA LIMITED PARTNERSHIP
                ------------------------------------------------------
                (Exact name of Registrant as specified in its charter)



                    California                              33-0207312
         --------------------------------                  -------------
          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)                 Identification)


       400 South El Camino Real, Suite 1100
               San Mateo, California                           94402
          ------------------------------                     --------
     (Address of principal executive offices)               (Zip Code)


                                    (415) 343-9300
                             ----------------------------
                           (Registrant's telephone number)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X     No
                                      ---       ---

          Total number of units outstanding as of March 31, 1995: 2,399,217


                              NO EXHIBIT INDEX REQUIRED

          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                          GLENBOROUGH ALL SUITE HOTELS L.P.,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                  March 31,   December 31,
                                                    1995          1994
          Assets                                  --------      ---------
          ------
          Real estate investments, at cost:
            Land                                $   2,704     $   2,704
            Building and improvements              14,832        14,753
                                                  --------      --------
                                                   17,536        17,457
            Less accumulated depreciation
             and amortization                      (6,847)       (6,685)
                                                  --------      --------
              Net real estate investments          10,689        10,772

          Cash and cash equivalents                   506           369
          Accounts receivable, net                    130            91
          Prepaid expenses and other assets           404           391
                                                  --------      --------
              Total assets                      $  11,729     $  11,623
                                                  ========      ========
          Liabilities and Partners' Equity (Deficit)
          ------------------------------------------
          Accounts payable                      $     101     $     117
          Accrued expenses                            257           238
                                                  --------      --------
            Total liabilities                         358           355

          Partners' equity (deficit):
            General Partner                        (1,789)       (1,790)
            Limited Partners, 2,399,217
              units outstanding                    13,160        13,058
                                                  --------      --------

              Total partners' equity               11,371        11,268
                                                  --------      --------

              Total liabilities and
               partners' equity                 $  11,729     $  11,623
                                                  ========      ========





                   See accompanying notes to financial statements.

                          GLENBOROUGH ALL SUITE HOTELS L.P.,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                                           Three months ended
                                                            March 31,
                                                           -----------------
                                                         1995        1994
          Revenues:                                     -----       -----
            Rooms                                    $  1,342    $  1,234
            Interest and other                             71          63
                                                       ------      ------

              Total revenues                            1,413       1,297
                                                       ------      ------
          Operating costs and expenses
            (including reimbursed salaries
            of $301 and $266 paid to affiliates
            in the three months ended
            March 31, 1995 and 1994, respectively):
              Rooms                                       278         248
              Utilities                                    99          90
              Management fees (paid to an affiliate)       70          65
              Property taxes and insurance                 77          62
              Property general and administrative         123         105
              Sales and marketing                         133         121
              Property operation and maintenance           99          81
              Depreciation and amortization               168         151
              Other general and administrative
                (including $38 and $42 paid to an
                affiliate during the three months
                ended March 31, 1995 and 1994,
                respectively)                              63          58
                                                      -------     -------

              Total operating costs and expenses        1,110         981
                                                      -------     -------
          Net income                                 $    303    $    316
                                                      =======     =======

          Net income per limited partnership
            unit                                     $   0.13    $   0.13
                                                      =======     =======
          Distributions per limited partnership
            unit:
              Net income                             $   0.08    $   0.07
                                                      =======     =======
              Return of capital                      $      -    $      -
                                                      =======     =======



                   See accompanying notes to financial statements.

                          GLENBOROUGH ALL SUITE HOTELS L.P.,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Partners' Equity (Deficit)
                                    (in thousands)

                  For the three months ended March 31, 1995 and 1994
                                     (Unaudited)



                                                                    Total
                                          General     Limited     Partners'
                                          Partner     Partners     Equity
                                         ---------    ---------  ---------
          Balance at December 31, 1993  $  (1,790)   $  13,070  $  11,280

          Distributions                        (2)        (180)      (182)

          Net income                            3          313        316
                                         ---------    ---------  ---------
          Balance at March 31, 1994     $  (1,789)   $  13,203  $  11,414
                                         =========    =========  =========



          Balance at December 31, 1994  $  (1,790)   $  13,058  $  11,268

          Distributions                        (2)        (198)      (200)

          Net income                            3          300        303
                                         ---------    ---------  ---------
          Balance at March 31, 1995     $  (1,789)   $  13,160  $  11,371
                                         =========    =========  =========





















                   See accompanying notes to financial statements.

                          GLENBOROUGH ALL SUITE HOTELS L.P.,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Cash Flows
                                    (in thousands)
                                     (Unaudited)
                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                           1995        1994
                                                         ------      ------
        Cash flows from operating activities:
          Net income                                     $  303      $  316
          Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation and amortization                 168         151
          Changes in assets and liabilities:
            Accounts receivable                             (39)          -
            Prepaid expenses and other assets               (19)        (54)
            Accounts payable                                (16)         64
            Accrued expenses                                 19         (49)
                                                         -------     -------
        Net cash provided by operating activities           416         428
                                                         -------     -------
        Cash flows used in investing activities:
          Additions to real estate investments              (79)        (34)
                                                         -------     -------
        Cash used in investing activities:                  (79)        (34)
                                                         -------     -------
        Cash flows used in financing activities:
          Distributions to partners                        (200)       (182)
                                                         -------     -------
        Cash used in financing activities                  (200)       (182)
                                                         -------     -------
        Net increase in cash and cash equivalents           137         212

        Cash and cash equivalents at beginning of period    369         243
                                                         -------     -------
        Cash and cash equivalents at end of period       $  506      $  455
                                                         =======     =======















                   See accompanying notes to financial statements.

                         GLENBOROUGH ALL SUITE HOTELS, L.P.,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1995
                                     (Unaudited)


          Note 1.   SIGNIFICANT ACCOUNTING POLICY
                    ------------------------------
          In the opinion of Glenborough Realty Corporation, the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Glenborough All Suite Hotels, L.P., A California Limited Partnership (the "Partnership"), at March 31, 1995 and December 31, 1994, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the three months ended March 31, 1995 and 1994.

          Certain  items  in  the  1994  financial  statements  have   been
          reclassified   to  conform   to  the  1995   financial  statement
          presentation.

          Note 2.   REFERENCE TO 1994 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These   unaudited  financial   statements   should  be   read  in
          conjunction with the Notes to Financial Statements included in the 1994 audited financial statements.

          Note 3.   TRANSACTIONS WITH AFFILIATES
                    ----------------------------
          In accordance with the limited partnership agreement, the Partnership paid the General Partner and its affiliates compensation for services provided to the Partnership.
          Glenborough Hotel Group provided services relating to the management and operation of the hotels and was compensated $70,000 and $65,000 for management fees for the three months ended March 31, 1995 and 1994, respectively. In addition, Glenborough Hotel Group was reimbursed for salaries related to the management and operations of the hotels in the amount of $301,000 and $266,000 for the three months ended March 31, 1995 and 1994, respectively. These costs are included in operating costs and expenses on the statements of operations.

          The Partnership reimburses Glenborough Corporation for general and administrative costs and services including investor relations, office supplies and legal and administrative services. Glenborough Corporation was reimbursed $38,000 and $42,000 for these costs and services for the three months ended March 31, 1995 and 1994, respectively.

          Note 4.   OTHER INFORMATION
                    -----------------

                         GLENBOROUGH ALL SUITE HOTELS, L.P.,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1995
                                     (Unaudited)


          The Partnership has been named in a Registration Statement proposing a consolidation by merger of several entities, which has been filed with the Securities and Exchange Commission. In that regard, as of March 31, 1995, the Partnership has advanced $245,000 (included in prepaid expenses and other assets) toward their pro rata share of the transaction costs associated with the consolidation. In the event the proposal is not approved by the Partnership's limited partners, and the consolidation goes forward with any of the other entities, the amounts advanced will be fully reimbursed by an affiliate of the general partners of the Partnership. If the consolidation, itself, does not go forward with any of the other entities, the Partnership will bear a proportion of the transaction costs based upon the number of limited partners who voted for approval of the transaction as compared to those who dissented or abstained. The limited partners are expected to receive their solicitation materials for this potential transaction in 1995.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

          LIQUIDITY AND CAPITAL RESOURCES

          From inception through the quarter ended December 31, 1989, distributions were paid to the limited partners at an 8.5% annualized rate, supported first by warranty payments received from the seller of the Partnership's properties and then from June 1988 through December 1989 by loans provided by the former general partner, the seller of the hotels and an affiliate of Shearson Lehman Brothers Inc. (all of which were subsequently paid off at a discount). For the first three quarters of 1990, distributions were paid at a 6% annualized rate. No distribution was paid in the fourth quarter of 1990 to reserve funds necessary to pay for renovation costs at the Fort Worth property. This resulted in a distribution rate of 4.5% for 1990. Distributions were paid at a rate of 5% in 1991, a rate of 3% in 1992, 1993 and the six months ended June 30, 1994. The distribution made in the third quarter of 1994 was increased to a rate of 3.3% and has remained at that rate since. Based on the projected cash flow of the Partnership, distributions are expected to continue at a rate of 3.3% for the remainder of 1995.

          With the performance of the Partnership's two hotels and the projected cash flow of the Partnership on budget, the Partnership's $506,000 cash position at March 31, 1995 is believed to be sufficient to cover its $358,000 in total liabilities while maintaining its current distribution rate of 3.3% for the remainder of 1995.

          Another factor improving the Partnership's liquidity and capital resource position would be an increase in corporate and contract business during the first quarter of 1995. This increased corporate and contract business played a major part in the Partnership's increased the accounts receivable from $91,000 at December 31, 1994 to $130,000 at March 31, 1995.

          The Partnership has been named in a Registration Statement proposing a consolidation by merger of several entities, which has been filed with the Securities and Exchange Commission. In that regard, as of March 31, 1995, the Partnership has advanced $245,000 (included in prepaid expenses and other assets) toward their pro rata share of the transaction costs associated with the consolidation. In the event the proposal is not approved by the Partnership's limited partners, and the consolidation goes forward with any of the other entities, the amounts advanced will be fully reimbursed by an affiliate of the general partners of the Partnership. If the consolidation, itself, does not go forward with any of the other entities, the Partnership will bear a proportion of the transaction costs based upon the number of limited partners who voted for approval of the transaction as compared to those who dissented or abstained. The limited partners are expected to receive their solicitation materials for this potential transaction in 1995.

          RESULTS OF OPERATIONS

          Total revenue increased $116,000 or 8% during the three months ended March 31, 1995 over the three months ended March 31, 1994 due in large part to an increase in rooms revenue. This is a result of a greater role the "Countryline" reservation system has played in the hotels' increased occupancy which generally yield higher average daily room rates. To a lesser extent, the total revenue increase can partially be attributable to telephone upgrades at the Tucson hotel which has enabled the hotel guests to more easily dial direct from their rooms.

          Total operating costs and expenses increased $129,000 or 13% during the three months ended March 31, 1995 over the same period in 1994. This increase is primarily due in part to increases in variable expenses associated with higher occupancy such as rooms expense, utilities, property management fees, property operation and maintenance, and sales and marketing costs (the "Countryline" reservation system).

          The overall focus for the remainder of 1995 continues to be the hotels' maintenance of market share by offering a wider variety of options to prospective guests and to maximize rates for all segments wherever possible.

          ARLINGTON OPERATIONS

          For the three months ended March 31, 1995, the average occupancy level for the Arlington hotel was 67% and the average daily room rate was $61.12, as compared to the same period in the prior year when the average occupancy was at 55% and the average daily room rate was $55.69.
          The Arlington hotel market is characterized by distinct seasonal occupancy and rate fluctuations. From May through August, which are peak tourist months, the city's hotel occupancies range from 70% to 90%. During the four peak season months, the Arlington hotel is able to achieve average rates approximately 15% higher than it achieves during the other eight months of the year. Arlington had experienced declining occupancy attributable to the absence of contract and negotiated business and has been concentrating on improving performance in these areas. In 1995, the hotel has begun to benefit from its efforts in attracting contract business. However, the replacement of lost accounts and the retention of existing accounts continue to be challenging in this highly competitive market. Management's focus is now on continuing to further develop corporate business to ensure a solid and dependable base throughout the year. Incentive programs for booking higher rates has proved to be a successful way of earning more revenue without losing occupancy. The hotel has increased the higher-rated preferred market segment. Management believes opportunities also remain in the government and corporate segments.

          TUCSON OPERATIONS

          The Tucson hotel continued to achieve strong operating results for the three months ended March 31, 1995. The March 31, 1995 average occupancy and average daily room rate were 91% and $66.28, respectively, while the March 31, 1994 results were 90% and $68.12, respectively.

          The Tucson hotel market is characterized by distinct seasonal occupancy and rate fluctuations. The area's high season spans from January through mid-April when the resorts and hotels are filled to capacity with high-rated leisure and corporate group travelers from the cold northern U.S. cities who come to Tucson for the mild and pleasant winter weather. The low season, spanning from mid-April to September is characterized by low hotel occupancies and rates because neither leisure nor commercial travelers care to expose themselves to Tucson's relentlessly hot summers. The focus for the remainder of 1995 will be to maintain its current occupancy levels given its peak periods and to maximize rates in all segments wherever possible. Past product improvements have increased the perceived price/value, justifying a rate increase.

          PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

                    The Partnership is not a part to, nor any of its assets the subject of any material pending legal proceedings.

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)   Exhibits

                    None.

                    (b)   Reports on Form 8-K.

                    No reports on Form 8-K were required to be filed by the Partnership in the current quarter.

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GLENBOROUGH ALL SUITE HOTELS L.P.,
                                   A CALIFORNIA LIMITED PARTNERSHIP

                                   By:   Glenborough Realty Corporation,
                                      a California corporation
                                      the Managing General Partner





          Date: May 10, 1995          By:
                                         Andrew Batinovich
                                         Senior Vice President,
                                         Chief   Financial    Officer   and
          Director






                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GLENBOROUGH ALL SUITE HOTELS L.P.,
                                   A CALIFORNIA LIMITED PARTNERSHIP

                                   By:   Glenborough Realty Corporation,
                                      a California corporation
                                      the Managing General Partner





          Date: May 10, 1995          By: /s/ ANDREW  BATINOVICH
                                         ---------------------------------
          -
                                         Andrew Batinovich
                                         Senior Vice President,
                                         Chief   Financial   Officer    and
          Director