Form 10-Q
period 1995-06-30
GLENBOROUGH ALLSUITE HOTELS LP
filed 1995-08-14
CIK 810736

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended June 30, 1995

                                          OR

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number:  0-16647

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

           Total number of units outstanding as of June 30, 1995: 2,399,217

                              NO EXHIBIT INDEX REQUIRED
          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                          GLENBOROUGH ALL SUITE HOTELS L.P.,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                  June 30,    December 31,
                                                    1995          1994
          Assets                                  --------      ---------
          ------
          Real estate investments, at cost:
            Land                                $   2,704     $   2,704
            Building and improvements              14,934        14,753
                                                  --------      --------
                                                   17,638        17,457
            Less accumulated depreciation
             and amortization                      (7,010)       (6,685)
                                                  --------      --------
              Net real estate investments          10,628        10,772

          Cash and cash equivalents                   560           369
          Accounts receivable, net                    165            91
          Prepaid expenses and other assets           652           391
                                                  --------      --------
              Total assets                      $  12,005     $  11,623
                                                  ========      ========
          Liabilities and Partners' Equity (Deficit)
          ------------------------------------------
          Accounts payable                      $     167     $     117
          Accrued expenses                            392           238
                                                  --------      --------
            Total liabilities                         559           355

          Partners' equity (deficit):
            General Partner                        (1,788)       (1,790)
            Limited Partners, 2,399,217
              units outstanding                    13,234        13,058
                                                  --------      --------

              Total partners' equity               11,446        11,268
                                                  --------      --------

              Total liabilities and
               partners' equity                 $  12,005     $  11,623
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

                          GLENBOROUGH ALL SUITE HOTELS L.P.,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                                    Six Months     Three Months
                                                       Ended           Ended
                                                     June 30,        June 30,
                                                   1995    1994    1995    1994
                                                  ------  ------  ------  ------
     Revenues:
       Rooms                                     $2,706  $2,425  $1,364  $1,191
       Interest and other                           123     123      52      60
                                                 ------  ------  ------  ------
        Total revenues                            2,829   2,548   1,416   1,251
                                                 ------  ------  ------  ------
     Operating costs and expenses
       (including reimbursed salaries of $614
       and $547 paid to affiliates in the six
       months ended June 30, 1995 and 1994,
       respectively):
        Rooms                                       584     555     306     278
        Utilities                                   199     185     100      95
        Management fees (paid to an affiliate)      141     127      71      62
        Property taxes and insurance                175     132      98      70
        Property general and administrative         250     205     127     112
        Sales and marketing                         258     186     125      94
        Property operation and maintenance          188     147      89      54
        Depreciation and amortization               336     316     168     165
        Other general and administrative
          (including $75 and $78 paid to an
          affiliate in the six months ended
          June 30, 1995 and 1994, respectively)     120     110      57      52
                                                 ------  ------  ------  ------

        Total operating costs and expenses        2,251   1,963   1,141     982
                                                 ------  ------  ------  ------
     Net income                                  $  578  $  585  $  275  $  269
                                                 ======  ======  ======  ======



     Net income per limited partnership unit     $ 0.24  $ 0.24  $ 0.11  $ 0.11
                                                 ======  ======  ======  ======
     Distributions per limited partnership unit:
        Net income                               $    -  $    -  $    -  $    -
                                                 ======  ======  ======  ======
        Return of capital                        $ 0.16  $ 0.15  $ 0.08  $ 0.08
                                                 ======  ======  ======  ======




                   See accompanying notes to financial statements.

                          GLENBOROUGH ALL SUITE HOTELS L.P.,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Partners' Equity (Deficit)
                                    (in thousands)

                   For the six months ended June 30, 1995 and 1994
                                     (Unaudited)



                                                                    Total
                                          General     Limited     Partners'
                                          Partner     Partners     Equity
                                         ---------    ---------  ---------
          Balance at December 31, 1993  $  (1,790)   $  13,070  $  11,280

          Distributions                        (4)        (362)      (366)

          Net income                            6          579        585
                                         ---------    ---------  ---------
          Balance at June 30, 1994      $  (1,788)   $  13,287  $  11,499
                                         =========    =========  =========



          Balance at December 31, 1994  $  (1,790)   $  13,058  $  11,268

          Distributions                        (4)        (396)      (400)

          Net income                            6          572        578
                                         ---------    ---------  ---------
          Balance at June 30, 1995      $  (1,788)   $  13,234  $  11,446
                                         =========    =========  =========





















                   See accompanying notes to financial statements.

                          GLENBOROUGH ALL SUITE HOTELS L.P.,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Cash Flows
                                    (in thousands)
                                     (Unaudited)
                                                             Six months ended
                                                                   June 30,
                                                             ------------------
                                                           1995       1994
                                                          ------      ------
        Cash flows from operating activities:
          Net income                                     $  578      $  585
          Adjustments to reconcile net income to
            net cash provided by operating
            activities:
              Depreciation and amortization                 336         316
          Changes in assets and liabilities:
            Accounts receivable                             (74)         (5)
            Prepaid expenses and other assets              (272)        (89)
            Accounts payable                                 50          17
            Accrued expenses                                154         (20)
                                                         -------     -------
        Net cash provided by operating activities           772         804
                                                         -------     -------
        Cash flows used in investing activities:
          Additions to real estate investments             (181)       (122)
                                                         -------     -------
        Cash used in investing activities:                 (181)       (122)
                                                         -------     -------
        Cash flows used in financing activities:
          Distributions to partners                        (400)       (366)
                                                         -------     -------
        Cash used in financing activities                  (400)       (366)
                                                         -------     -------
        Net increase in cash and cash equivalents           191         316

        Cash and cash equivalents at
          beginning of period                               369         243
                                                         -------     -------
        Cash and cash equivalents at
          end of period                                  $  560      $  559
                                                         =======     =======












                   See accompanying notes to financial statements.

                         GLENBOROUGH ALL SUITE HOTELS, L.P.,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          Note 1.   SIGNIFICANT ACCOUNTING POLICY
                    ------------------------------
          In the opinion of Glenborough Realty Corporation, the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Glenborough All Suite Hotels, L.P., A California Limited Partnership (the "Partnership"), at June 30, 1995 and December 31, 1994, and the related statements of operations for the three and six months ended June 30, 1995 and 1994, and the changes in partners' equity (deficit) and cash flows for the six months ended June 30, 1995 and 1994.

          Note 2.   REFERENCE TO 1994 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These   unaudited   financial  statements   should  be   read  in
          conjunction with the Notes to Financial Statements included in the 1994 audited financial statements.

          Note 3.   TRANSACTIONS WITH AFFILIATES
                    ----------------------------
          In accordance with the limited partnership agreement, the Partnership paid the General Partner and its affiliates compensation for services provided to the Partnership. Glenborough Hotel Group provided services relating to the management and operation of the hotels and was compensated $141,000 and $127,000 for management fees for the six months ended June 30, 1995 and 1994, respectively. In addition, Glenborough Hotel Group was reimbursed for salaries related to the management and operations of the hotels in the amounts of $614,000 and $547,000 for the six months ended June 30, 1995 and 1994, respectively. These costs are included in operating costs and expenses on the statements of operations.

          The Partnership pays Glenborough Corporation for direct expenses plus a 1% fee for general and administrative costs and services including investor relations, office supplies and legal and other services. Glenborough Corporation was paid $75,000 and $78,000 for these costs and services for the six months ended June 30, 1995 and 1994, respectively.

          Note 4.   OTHER INFORMATION
                    -----------------
          The Partnership has been named in a Registration Statement proposing a consolidation by merger of several entities, which has been filed with the Securities and Exchange Commission. In that regard, as of June 30, 1995, the Partnership has advanced $354,000 (included in prepaid expenses and other assets) toward

                         GLENBOROUGH ALL SUITE HOTELS, L.P.,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          their pro rata share of the transaction costs associated with the consolidation. An additional $127,000 in transaction costs have been included in prepaid expenses and other assets and was payable at June 30, 1995. In the event the proposal is not approved by the Partnership's limited partners, and the consolidation goes forward with any of the other entities, the amounts advanced will be fully reimbursed by an affiliate of the general partners of the Partnership. If the consolidation, itself, does not go forward with any of the other entities, the Partnership will bear a proportion of the transaction costs based upon the number of limited partners who voted for approval of the transaction as compared to those who dissented or abstained. The limited partners are expected to receive their solicitation materials for this potential transaction in 1995.

          Note 5.   NEW ACCOUNTING PRONOUNCEMENT

          In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets be reported at the lower of carrying amount or fair value. The Company plans to adopt SFAS No. 121 in 1996 and believes that the adoption will not have a material impact upon its financial statements.

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

          Management believes that the Partnership's available cash together with the cash generated by the operations of the Partnership's properties, as proven in recent years, will be sufficient to finance the Partnership's continued operations.

          Another factor maintaining the optimistic outlook of the Partnership's liquidity and capital resource position would be the increase in corporate and contract business at the hotels during the first half of 1995. This increased corporate and contract business played a major part in the Partnership's increase in accounts receivable from $91,000 at December 31, 1994 to $165,000 at June 30, 1995. Of the $165,000 outstanding, approximately 75% or $124,000 is from accounts of current guests or corporate and contract business less than 30 days outstanding.

          Prepaid expenses and other assets increased approximately $261,000 from December 31, 1994 to June 30, 1995 primarily due to advances made by the Partnership toward transaction costs associated with the proposed consolidation by merger, as discussed in Note 4 of the Notes to Financial Statements.

          RESULTS OF OPERATIONS

          Total revenue increased $281,000 or 11% during the six months ended June 30, 1995 over the six months ended June 30, 1994 due to an increase in rooms revenue. This is a result of the sales and marketing staffs' success at both hotels in attracting tour group and new commercial contract business, and the greater role the "Countryline" reservation system has played in the hotels' increased occupancy which generally yields higher average daily room rates. To a lesser extent, the total revenue increase can partially be attributable to the resumption of major league baseball, where the Arlington hotel is impacted by the influx of people attracted to the area since the Texas Rangers home stadium is in close proximity.

          Total operating costs and expenses increased $288,000 or 15% during the six months ended June 30, 1995 over the same period in 1994. This increase is primarily due to increases in variable expenses associated with higher occupancy such as rooms expense, utilities, property management fees, property operation and maintenance, and sales and marketing costs (the "Countryline" reservation system).
          Following are the occupancy percentages and average daily room rates of each of the hotels for the six months ended June 30, 1995 and 1994:

                               For the six months      For the six months
                               ended June 30, 1995     ended June 30, 1994
                               -------------------     -------------------
                                            Average                 Average
                                             room                    room
                               Occupancy     rate      Occupancy     rate
                               ---------    -------    ---------    -------
          Arlington            76%           $64.10     64%         $61.71
          Tucson               83%           $64.86     82%         $63.75

          PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

                    The Partnership is not a part to, nor any of its assets the subject of any material pending legal proceedings.

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None.

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)   Exhibits

                    None.

                    (b)   Reports on Form 8-K.

                    No reports on Form 8-K were required to be filed during this reporting period.

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


                                   GLENBOROUGH ALL SUITE HOTELS L.P.,
                                   A CALIFORNIA LIMITED PARTNERSHIP

                                   By: Glenborough Realty Corporation,
                                      a California corporation
                                      the Managing General Partner





          Date: August 10, 1995       By:
                                         Andrew Batinovich
                                         Senior Vice President,
                                         Chief   Financial    Officer   and
          Director






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


                                   GLENBOROUGH ALL SUITE HOTELS L.P.,
                                   A CALIFORNIA LIMITED PARTNERSHIP

                                   By: Glenborough Realty Corporation,
                                      a California corporation
                                      the Managing General Partner





          Date: August 10, 1995       By: /s/ ANDREW  BATINOVICH
                                         ---------------------------------
          -
                                         Andrew Batinovich
                                         Senior Vice President,
                                         Chief   Financial   Officer    and
          Director
































                                    Page 11 of 11