Form 10-K/A
period 1994-12-31
GLENBOROUGH ALLSUITE HOTELS LP
filed 1995-09-20
CIK 810736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K/A

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
             For the year ended December 31, 1994

                                          OR

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934.
             For the transition period from         to
                                           --------      --------
                           Commission file number:  0-16647

                          GLENBOROUGH ALL SUITE HOTELS L.P.
                           A CALIFORNIA LIMITED PARTNERSHIP
                   -----------------------------------------------
                (Exact name of registrant as specified in its charter)

                    California                            33-0207312
             ------------------------                --------------------
           (State or other jurisdiction                (I.R.S. Employer
         of incorporation or organization)           Identification No.)

       400 South El Camino Real, Suite 1100               94402-1708
               San Mateo, California                      ----------
              ----------------------                      (Zip Code)
     (Address of principal executive offices)

          Partnership's telephone number, including area code (415) 343-9300
           Securities registered pursuant to Section 12(b) of the Act: None
             Securities registered pursuant to Section 12(g) of the Act:

                        Units of Limited Partnership Interest
                       ----------------------------------------
                                   (Title of class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X        No
                                   --------      --------
     No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.
                      DOCUMENTS INCORPORATED BY REFERENCE: None
                              NO EXHIBIT INDEX REQUIRED

                                        PART I

          Item 1.   Business

          The Partnership, Glenborough All Suite Hotels L.P., A California Limited Partnership (formerly Outlook All Suite Hotels, L.P., An All Equity Income Fund), was formed on January 9, 1985, as a limited partnership under the California Revised Limited Partnership Act. The General Partner of the Partnership was
          Outlook Financial Partners, a California general partnership consisting of Luke V. McCarthy; John R. Provine; August Advisers, Inc., a California corporation; and August Managers Associates, a California limited partnership. However, on February 22, 1994, several matters submitted to a vote of security holders through the solicitation of proxies were approved including the change in the general partner to Glenborough Realty Corporation as managing General Partner and Robert Batinovich as co-General Partner (see
          Note 11 of the Notes to Financial Statements).

          The Partnership's public offering commenced on June 12, 1987 and terminated on December 31, 1987, having raised a total of $24,007,170. Prior to commencing its offering, the Partnership acquired, on December 19, 1986, six all-suite hotels. The Partnership's acquisition of these properties was funded entirely from indebtedness. On October 28, 1987, the Partnership had received the necessary subscriptions in order to break impound, and on November 5, 1987 it repaid the acquisition indebtedness on two of the properties located in Fort Worth and Arlington, Texas. Upon terminating its offering on December 31, 1987, the Partnership repaid the acquisition indebtedness on a third property located in Tucson, Arizona. Because the Partnership did not raise enough money through its public offering to repay the acquisition indebtedness on the three remaining hotels, these properties were transferred on December 31, 1987 to an affiliate of the General Partner. The transferred hotels were located in Nashville, Tennessee; Carlsbad, California and Cathedral City, California. The order in which the acquisition indebtedness was retired, and consequently, the hotels which were retained after December 31, 1987, was specified in the Partnership's prospectus under the Securities Act of 1933.

          The Partnership's primary business and only industry segment is to own and oversee the operation of its hotels for the benefit of its limited partners. Each hotel is comprised exclusively of suites and each suite is equipped with a kitchen. The hotels became part of the Country Suites by Carlson franchise on May 5, 1992, and Glenborough Hotel Group (the "Manager"), an affiliate of Glenborough Realty Corporation, assumed management of the properties on that same date. Prior to May 5, 1992, the hotels were part of the Lexington Hotel Suites chain and were managed by the developer and seller of the hotels.

          As of December 31, 1994, the Partnership did not directly employ any persons in full-time positions. All persons rendering services on behalf of the Partnership are employees of Glenborough Corporation, an affiliate of the general partner.

          The Partnership has been named in a Registration Statement proposing a consolidation by merger of several entities, which has been filed with the Securities and Exchange Commission. In that regard, as of December 31, 1994, the Partnership has advanced $180,000 (included in deposits) toward the transaction costs associated with the consolidation. An additional $68,000 in transaction costs have been included in deposits and was payable at December 31, 1994. In the event the proposal is not approved by the Partnership's limited partners, and the consolidation goes forward with any of the other entities, the amounts advanced will be fully reimbursed by an affiliate of the general partners of the Partnership. If the consolidation, itself, does not go forward with any of the other entities, the Partnership will bear a proportion of the transaction costs based upon the number of limited partners who voted for approval of the transaction as compared to those who dissented or abstained. The limited partners are expected to receive their solicitation materials for this potential transaction in 1995.

          Item 2.   Properties

          As of December 31, 1994, the Partnership had investments in two properties. One of the original three properties was sold in 1993, as discussed below. The following is a brief summary of each real estate investment.

          Country Suites - Arlington
          ------------------------------
          On December 19, 1986, the Partnership acquired a 132-suite hotel located at 1075 Wet N Wild Way in Arlington, Texas. The acquisition of the property was funded entirely from debt which was repaid November 5, 1987.

          The hotel opened in March 1986 and became fully operational in April of that year. The 132 suites consist of 90 one-bedroom/one-bathroom suites, 30 two-bedroom/two-bathroom suites, and 12 studio-suites. The hotel also has 145 parking spaces. Each suite features kitchen facilities and a separate furnished living area. The hotel contains a centrally located pool with spa and conference facilities.

          In 1994, Country Suites by Carlson - Arlington continued to implement and comply with Country Lodging standards, the American Disabilities Act ("A.D.A."), and city, state, and federal codes. The lobby was refurbished, reflecting a "country" decor; landscaping upgrades were made to enhance curb appeal; and soft goods and selected case goods were replaced. Building improvements included the replacement of several ceiling sections due to deterioration, painting of guest room doors, and re-plumbing of various sections of the irrigation system. Improvements budgeted for 1995 include compliance with the A.D.A. (phase II) requirements; replacement of televisions with state-of-the-art, remote controlled equipment to address the growing number of guest requests; replacement of numerous HVAC units, microwave ovens, mattresses and lamps; and the addition of new art work to complete the "country" decor and elevate the perceived price/value of the hotel. Management will continue to focus on the business traveler with an emphasis on activities and amenities making their stay a memorable and enjoyable experience.


          Because the property is a hotel operation, there are no tenants occupying ten percent or more of the space, and there are no leases for the rooms. During 1994, the published daily room rates (*) were as follows:

                                Jan 1-May 31   June 1-Aug 31  Sep 1-Dec 31
                                ------------   -------------  ------------
                                 $55-$65        $75-$129       $59-$79

          (*)Transient rack rates (the highest, non-discounted published rates) for a stay of one to five days.

          The City of Arlington is almost equidistant from downtown Fort Worth and downtown Dallas. This central location has helped Arlington to become a major warehouse and distribution center for the Dallas/Fort Worth metroplex. Numerous tourist attractions including Six Flags Over Texas and the proximity to the Dallas/Fort Worth International Airport have assisted in the creation of demand for lodging. With its homebase of Arlington, the Texas Rangers Baseball Team has provided a significant attraction to the area.

          From a lodging industry standpoint, Arlington experienced significant impact from the baseball strike. In 1994, twenty-one Texas Rangers home games were cancelled resulting in lost revenue for Country Suites - Arlington as well as other area hotels. As baseball owners and union talks continue without resolution, the 1995 revenues may be negatively impacted during the normally peak summer months.

          The hotel's marketplace has remained extremely competitive. In addition to existing 1,000 plus hotel rooms in the immediate area, a new supply of approximately 360 rooms is anticipated to be introduced in 1995 as well as many local apartment complexes converting units to accommodate corporate clientele with long-term lodging requirements.

          To the extent possible, especially during the peak months, the goal will be to attempt to maximize rates in all segments. Past and future product improvements have and will increase the perceived price/value, justifying whatever rate increases can be achieved. Management has and continues to: (i) work with a "Countryline" network reservation system; (ii) saturate the travel agent market segment with advertising; and (iii) utilize cooperative advertisement vehicles in local, regional and feeder-cities targeting mid to higher end segments.

          The hotel's operating results for the last five years are summarized as follows:

                             1994      1993      1992      1991      1990
                             ----      ----      ----      ----      ----
          Occupancy level     63%       61%       68%       73%       71%

          Average daily
           room rate       $62.70    $51.60    $57.70    $58.40    $52.20

          The hotel can earn the rack rate (highest, non-discounted published rate) during periods of high demand. However, because of an increase in competition, more discounts are given during the periods of lower demand. This can result in a decreasing average daily room rate even though the published rates may be increasing from year to year.

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 2.58% based upon 100% of the assessed value, resulting in annual taxes of approximately $100,000.

          Country Suites - Tucson
          -----------------------
          On December 19, 1986, the Partnership acquired a 157-suite hotel located at 7411 North Oracle Road in Tucson, Arizona, ideally located to capture market share from numerous markets. The acquisition of the property was funded entirely from debt which was repaid in full on December 31, 1987.

          The hotel construction was completed and the hotel opened in October 1986, and became fully operational in January 1987. The 157 suites consist of 91 one-bedroom/one bathroom suites, which can be combined to form two-bedroom/two bathroom suites, 65 studio-suites and one V.I.P. suite. The hotel also has 162 parking spaces. Each suite features kitchen facilities; one and two bedroom suites offer a separate furnished living area. The hotel contains a centrally located pool with spa and conference facilities.

          In 1994, Country Suites by Carlson - Tucson continued to implement and comply with Country Lodging standards, the American Disabilities Act ("A.D.A."), and city, state, and federal codes. The lobby was refurbished and new chairs were purchased for the Atrium, both reflecting a "country" decor; landscaping upgrades were made to enhance curb appeal; and soft goods and selected case goods were replaced. Building improvements included the re-painting of numerous guest rooms and re-plumbing of the spa and various sections of the swimming pool. Improvements budgeted for 1995 include compliance with the A.D.A. (phase II) requirements; replacement of televisions with state-of-the-art, remote controlled equipment to address the growing number of guest requests; replacement of numerous HVAC units, microwave ovens, mattresses and lamps; and the addition of new art work to complete the "country" decor and elevate the perceived price/value of the hotel. Management will continue to focus on the business traveler with an emphasis on activities and amenities making their stay a memorable and enjoyable experience.

          Because the property is a hotel operation, there are no tenants occupying ten percent or more of the space, and there are no leases for the rooms. During 1994, the published daily room rates (*) were as follows:

            Jan 1-Mar 31   Apr 1-May 31   Jun 1-Sept 30   Oct 1-Dec 31
            ------------   ------------    ------------   ------------
              $75-$109        $59-$89        $45-$65         $59-$89

          (*) Transient rack rates (highest, non-discounted published rate) for a stay of one to five days.

          The Northwest Tucson market continues to experience solid development of industrial and retail space as well as residential housing. The metropolitan Tucson economy has seen substantial population growth over the past year with indications pointing to a continuation of this trend in 1995. In addition, Country Suites benefitted from an influx of transient business during 1994 which was attributed to the perceived safety and security issues in California. Travelers, typically bound for Southern California destinations, elected to spend the winter and spring months in Arizona. This trend is not expected to continue with as much vigor in 1995.

          Competition continues to increase within the competitive area, with new hotels being built and older hotels (including Country Suites) making improvements to promote a fresh and clean appearance. It is anticipated that this increase in comparable supply will have a negative impact on transient revenue in 1995. The focus in 1995 will be to maximize rates in all segments where ever possible. Past product improvements have increased the perceived price/value, justifying a rate increase.

          Management believes that there are areas of potential market growth and has and continues to: (i) work with a "Countryline" network reservation system; (ii) saturate the travel agent market segment with advertising; and (iii) utilize cooperative advertisement vehicles in local, regional and feeder-cities targeting mid to higher end segments.

          The hotel's operating results for the last five years are summarized as follows:

                             1994      1993      1992      1991      1990
                             ----      ----      ----      ----      ----
          Occupancy level     77%       77%       72%       73%       71%

          Average daily
           room rate       $57.20    $54.50    $54.40    $51.30    $48.30

          The hotel can earn the rack rate (highest, non-discounted published rate) during high periods of demand. However, because of an increase in competition, more discounts are given during the lower periods of demand. This can result in a stable average daily room rate even though the published rates are increasing from year to year.

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 14.88% based upon 25% of the assessed value, resulting in annual real property taxes of approximately $96,000.

          Item 3.   Legal Proceedings

          The Partnership is not a party to, nor are any of its assets the subject of, any material pending legal proceedings.

          Item 4.   Submission of Matters to a Vote of Security Holders

          In December 1993,  several matters  were submitted to  a vote  of security holders through the soliciation of proxies. On February 22, 1994, these matters were approved by a majority of security holders (see Note 1 of the Notes to Financial Statements).


                                       PART II

          Item 5. Market for Partnership's Common Equity and Related Stockholder Matters

          Market Information
          ------------------
          The units of limited partnership interest in the Partnership (the "Units") have limited transferability. There is no public market for the Units and it is not expected that any will develop. There are restrictions upon the transferability of Units, including requirements as to the minimum number of Units which may be transferred, and that the General Partners must consent to any transferee becoming a substituted limited partner (which consent may be granted or withheld at the sole discretion of the General Partner). In addition, restrictions on transfer may be imposed under certain state securities laws. Consequently, holders of Units may not be able to liquidate their investments and the Units may not be readily acceptable as collateral.

          Holders
          -------
          As of December 31, 1994, approximately 2,257 persons held 2,399,217 Units. Each Unit represents $10 original investment in the Partnership.

          Cash Distributions
          ------------------
          The Partnership has made distributions to its partners as follows (all of which represented a return of capital):

          For the year ended December 31,   Total Distributions
          -------------------------------    -----------------
                    1994                            $ 763,000
                    1993                              731,000
                    1992                              851,000

          Cash generated from the Partnership's operations, after payment of expenses, provides the basis for ongoing cash distributions. The amount, if any, distributed by the Partnership in the future will, accordingly, be based on the actual operating experience of the Partnership and is determined by the General Partner.

          At December 31, 1994, the Unitholders had a net original capital investment of $23,992,170 and accumulated priority returns of approximately $11,827,388. The capital account balance amounts are continuing to accrue a priority return at the rate of 12% per annum. These amounts, however, do not represent obligations of the Partnership, but only represent the amounts which must be paid to the holders of the Units before additional payments will be made to other partners. A calculation of the cumulative priority return is made each year however it is not accrued in the accompanying financial statements. Reference should be made to the Partnership's partnership agreement for a more complete description of the preferential payments to be made.

          Item 6.   Selected Financial Data

          The selected financial data should be read in conjunction with the financial statements and related notes contained elsewhere in this report. This financial data is not covered by the report of the independent public accountants.

                               SELECTED FINANCIAL DATA
                         (In thousands, except per Unit data)

                           For the Year Ended December 31,

                               1994      1993      1992     1991     1990
                               -----     -----     -----    -----    -----
          Total revenue     $ 4,699   $ 4,828   $ 5,424  $ 5,750   $ 5,220

          Loss on sale      $     -   $(1,056)  $     -  $     -   $     -

          Gain on debt
            forgiveness     $     -   $ 1,354   $     -  $     -   $     -

          Net income (loss) $   751   $  (206)  $  (548) $    (3)  $    54

          Per Limited Partnership Unit:
            Net income
             (loss)         $  0.31   $ (0.09)  $ (0.23) $     -   $     -
            Distributions:
             Net income     $     _   $     -   $     -  $     -   $  0.66
             Return of
              capital       $  0.31   $  0.30   $  0.35  $  0.37   $     -

          Total assets      $11,623   $11,604   $15,370  $16,400   $17,212

          Notes payable     $     -   $    -    $ 2,676  $ 2,304   $ 2,172

          Item 7.   Management   Discussion   and  Analysis   of  Financial
                    Condition and Results of Operations

          The Partnership was formed to acquire and operate a maximum of six all-suite hotels in order to provide quarterly cash distributions, preserve and protect capital and achieve long term appreciation in the value of the properties. Following its public offering, and in accordance with the formula based on the amount of offering proceeds, the Partnership retained three hotels. The hotels were purchased in December 1986 with an income warranty provided by the seller which was designed to allow the Partnership to make cash distributions at an annual rate of 8.5% through December 31, 1989.

          LIQUIDITY AND CAPITAL RESOURCES

          From inception through the quarter ended December 31, 1989, distributions were paid to the limited partners at an 8.5% annualized rate, supported first by the warranty payments received from the seller of the Partnership's properties and then from June 1988 through December 1989 by loans (which were subsequently paid off at a discount) provided by the General Partner, the seller of the hotels and an affiliate of Shearson Lehman Brothers Inc. For the first three quarters of 1990, distributions were paid at a 6% annualized rate. No distribution was paid in the fourth quarter of 1990 to reserve funds necessary to pay for renovation costs at the Forth Worth property. This resulted in an overall distribution rate of 4.5% for 1990. Distributions were resumed in 1991 and paid at a rate of 5% in 1991, decreasing to a rate of 3% in 1992, 1993 and the six months ended June 30, 1994. The distributions made in the third and fourth quarters of 1994 were increased to a rate of 3.3%. On a calendar basis, the Partnership distributed approximately $755,000, $722,000 and $838,000 to the limited partners during the years ended December 31, 1994, 1993 and 1992. Of the total distributions paid in 1994, 1993 and 1992, $0, $722,000 and $838,000 represented return of capital, respectively. Based upon the projected 1995 cash flow of the Partnership, distributions should remain at a rate of 3.3%.

          One of the Partnership's initial investment strategies was a possible refinancing of up to 80% of the value of the hotels and to return the proceeds to the investors while continuing to own and operate the hotels. In light of current market and lending conditions, both generally and as they affect the Partnership's hotels, management believes that this is not the time to incur additional debt but to continue to operate the hotels on a debt-free basis and to enhance their performance in a very competitive market. Therefore, in management's opinion, the financing option should be deferred to ensure adequate partnership liquidity and a continuation of distributions.

          On May 6, 1993, the Partnership entered into a settlement of the lawsuit filed by the seller on February 20, 1992, against the Partnership for collection of the unsecured promissory note due the seller, in the original principal amount of $250,000, but with a combined balance of principal and interest of $390,400 as of the settlement date. The suit asserted that there had been a de facto change in the General Partner, causing the note to become due. In a related matter, during 1992, the seller received workers compensation deposit refunds and credit card receipts, totalling $484,000, belonging to the Partnership. The seller withheld payment of this amount until the lawsuit was resolved. The Partnership's financial statements, prior to the settlement as described below, reflected a receivable from the seller of $378,000, after establishing a valuation reserve of $106,000 at December 31, 1992.

          In the settlement, the seller agreed to release its claim for the unsecured promissory note in return for the Partnership allowing the seller to retain all but $43,000 of the workers compensation and credit card funds referenced in the preceding paragraph. The difference between the total amount retained by the seller ($441,000) and the combined principal and interest under the note as of the settlement date ($390,400) is attributable to the seller's attorneys fees and other collection costs. The seller also transferred to an affiliate of the Partnership certain limited partnership interests in the Partnership (equaling 1,000 units) in return for the Partnership allowing the seller to retain an additional $10,000 of the workers compensation and credit card funds. In addition, the Partnership, on behalf of an affiliate of the Partnership, funded the purchase of 500 units for $5,000 for certain limited partnership interests associated with the seller. These 1,500 units, or limited partnership interests, were held in trust for the benefit of the Partnership. These units were canceled in 1993 (see Note 8 of the Notes to Financial Statements). The final settlement was approved in the quarter ended June 30, 1993, and the relative receivable and note payable were eliminated with no additional revenue or expense recorded by the Partnership.

          Also on May 6, 1993, Glenborough Corporation and certain of its affiliates entered into a settlement of a lawsuit that had been brought by the former management company and seller of the hotels ("the seller") on November 13, 1991. The lawsuit alleged that, in connection with the general partner's termination of the former management company as operator and franchisor of the Partnership's hotels, Glenborough and its affiliates had defamed the former management company and interfered with its contractual relationship with the Partnership. A majority of the amount paid to the former management company under the settlement was funded by Glenborough's insurance carriers, but a portion of the settlement amount was funded by Glenborough Corporation. Pursuant to Glenborough's indemnity rights as manager of the Partnership (and as general partner of other Outlook partnerships that own hotels), Glenborough was entitled to reimbursement of this portion of the settlement payment. The Partnership's share of this reimbursement was $64,300, which along with attorney's fees, was included in litigation settlement expense on the Partnership's December 31, 1993 statement of operations.

          On October 22, 1993, the Partnership sold the Fort Worth hotel, including all land, buildings and improvements and furniture and fixtures, to an unaffiliated third party, for a sales price of $1,605,000. Total cash consideration received after credits and commissions, taxes, fees to affiliates, title and escrow costs of $97,000 was $1,508,000. Proceeds of $500,000 were used to payoff the notes payable-lines of credit. Additional proceeds were used to payoff the remaining notes payable to affiliates at a discount including the forgiveness of all related accrued interest. The remaining cash was maintained by the Partnership as working capital.

          Management is pursuing a number of avenues to preserve and enhance both the cash flow and value of the hotels, given their product type and today's economic conditions. These avenues include the following: (1) aggressive marketing to increase business from existing corporate accounts and develop new accounts; (2) minimize expenses; (3) property tax appeals to reduce the tax costs; (4) re-bidding of property and casualty insurance to reduce insurance costs; and (5) maintenance of the hotels in a first class condition.

          The Partnership has been named in a Registration Statement proposing a consolidation by merger of several entities, which has been filed with the Securities and Exchange Commission. In that regard, as of December 31, 1994, the Partnership has advanced $180,000 (included in deposits) toward the transaction costs associated with the consolidation. An additional $68,000 in transaction costs have been included in deposits and was payable at December 31, 1994. In the event the proposal is not approved by the Partnership's limited partners, and the consolidation goes forward with any of the other entities, the amounts advanced will be fully reimbursed by an affiliate of the general partners of the Partnership. If the consolidation, itself, does not go forward with any of the other entities, the Partnership will bear a proportion of the transaction costs based upon the number of limited partners who voted for approval of the transaction as compared to those who dissented or abstained. The limited partners are expected to receive their solicitation materials for this potential transaction in 1995.

          RESULTS OF OPERATIONS

          1994 versus 1993
          ----------------
          Rooms revenue decreased $71,000 from $4,526,000 in 1993 to $4,455,000 in 1994, largely due to the Fort Worth property sale in October 1993 as previously discussed. Offsetting this loss in rooms revenue were increases in rooms revenue for the other two properties. Both the Arlington and Tucson hotels were able to increase average daily room rates in 1994 while the Arlington hotel was also able to benefit from the devastating weather conditions in the second quarter of 1994 (discussed below).

          Interest and other revenue decreased in 1994 compared to 1993 as a result of a partial insurance premium refund in January 1993. The prior management company's insurance carrier's rates were extremely high, so when the current managers assumed responsibility in 1992, they changed carriers to a company with more competitive rates.

          Total operating costs and expenses decreased $1,178,000 or approximately 23% in 1994 as compared to 1993. This decrease is primarily due to the absence of $847,000 in 1993 Fort Worth expenses in 1994, a decrease in depreciation expense for capitalized items that have been fully depreciated since December 31, 1993, and the one-time litigation settlement expense (as discussed above).

          General and administrative costs decreased approximately $81,000 from $283,000 in 1993 to $202,000 in 1994, due mainly to the absence of general partner liability insurance expense of $19,000 in 1994 and a decrease of $32,000 in overhead as a result of the sale of the Fort Worth property. Since the change in the general partner, the insurance cost has been eliminated.

          The decrease in interest expense from $206,000 in 1993 to $0 in 1994 is a direct result of the sale of the Fort Worth property, eliminating its related debt.

          The overall focus for 1995 will be to maintain its market share by offering a wider variety of options to prospective guests and to maximize its rates for all segments.

          1993 versus 1992
          ----------------
          In 1993, the performance of the Tucson hotel exceeded 1992 operating results but the Arlington hotel operating results decreased from 1992 to 1993. This, along with the decrease in revenue associated with the sale of Fort Worth in October 1993, resulted in a decrease in overall rooms revenue of $398,000 from $4,924,000 in 1992 to $4,526,000 in 1993.

          The Arlington hotel has suffered the effects of a competitive marketplace and not having an established base of business. The only significant accounts the hotel had upon acquisition by the current management company in mid-1992 were government-related entities which have since been subject to federal and state cutbacks. Strategies to increase occupancy included rate concessions. Focus was on account development and direct sales efforts. Management believed that the change in franchise had, and will continue to have a positive effect on the hotels' reputations, therefore ultimately benefiting the Partnership.

          Interest and other revenue decreased approximately $198,000 in fiscal year 1993 compared to fiscal year 1992 primarily due to a worker's compensation deposit refund received in 1992. In addition, there was a decrease in telephone revenue related to a decrease in occupancy at the Arlington property.

          Normally, with a decrease in rooms revenue, there would be a correlating decrease in rooms expense. However, in 1993 compared to 1992, there was an increase in rooms expense from $1,235,000 in 1992 to $1,245,000 in 1993 due to an increase in fixed costs associated with an increase in the quality control staff whose job is to oversee the rooms.

          Sales and marketing expense decreased approximately $49,000 in 1993 over 1992 primarily due to the decrease in the Fort Worth property's expenses in this category. In anticipation of a sale of the property, less funds were used to actively market new business.

          In 1993, property operation and maintenance costs decreased approximately $211,000 due to the inclusion in 1992 of $106,000 of bad debt expense (discussed below) and an overall decrease in Fort Worth's expenses in anticipation of and relating to the sale.

          Other general and administrative expenses were lower in 1993 when compared to 1992 due to unusually high expenses in fiscal year 1992. The general partner insurance premium increased in 1992 by approximately $18,000 due to market factors associated with obtaining this type of insurance. In addition, tax return preparation costs had been expensed when paid in years prior to 1992. In 1992, an accrual was made for the 1992 costs to be paid in 1993 in addition to expensing the 1991 costs paid in 1992. Such an accrual resulted in a one-time increase in tax return preparation costs of approximately $10,000.

          Hotel operations
          ----------------
          The following tables summarize the occupancy rates and average daily room rates, respectively, for the five year period ended December 31 (October 31, 1993 for the Fort Worth property) for the Partnership's properties:

          OCCUPANCY:
                              1994      1993      1992      1991      1990
                              ----      ----      ----      ----      ----
          Arlington            63%       61%       68%       73%       71%
          Tucson               77%       77%       72%       73%       71%
          Fort Worth            -        55%       51%       58%       59%

          AVERAGE DAILY ROOM RATE:

                              1994      1993      1992      1991      1990
                              ----      ----      ----      ----      ----
          Arlington         $62.70    $51.60    $57.70    $58.40    $52.20
          Tucson            $57.20    $54.50    $54.40    $51.30    $48.30
          Fort Worth             -    $36.60    $37.40    $36.40    $33.90

          Fiscal year 1992 marked the year of realignment with reservation systems, significant increases in guest return and satisfaction levels, equipment upgrades and replacements, and repositioning efforts and new sales strategies for the three hotels. In fiscal year 1993, many deferred maintenance issues were addressed that now project a fresh look and enhance curb appeal. Fiscal year 1994 included the refurbishing of the hotel lobbies to reflect a "country" decor and continued improvements to further enhance curb appeal. Improvements budgeted for 1995 include replacement of televisions with state-of-the-art remote controlled equipment to address the growing number of guest requests, replacement of microwave ovens, mattresses, lamps, etc., compliance with phase II of the American Disabilities Act, and new art work to complete the "country" decor.

          Arlington
          ---------
          The Arlington Hotel's 1994 results have exceeded 1993 results. The average daily room rate was $11.10 higher in 1994 compared to 1993. The average daily room rate was $62.70 and $51.60 in 1994 and 1993, respectively. The average occupancy rate was 2% higher at 63% in 1994 compared to 61% in 1993. Arlington's marketplace continues to be highly competitive, making it difficult to establish a business base of loyal customers to increase market share.

          The Arlington hotel market is characterized by distinct seasonal occupancy and rate fluctuations. The hotel has a strong base of corporate business with secondary leisure business in the summer months, which it draws from its location near Six Flags Over Texas amusement park and Texas Rangers Stadium. From May through August, which are peak tourist months, the city's hotel occupancies normally range from 70% to 90%. During the four peak season months, the Arlington hotel is able to achieve average rates approximately 15% higher than it achieves during the other eight months of the year. However, there are over 1,000 competing hotel rooms in the immediate area with more on the way, causing room rates to be highly sensitive. In 1994, expense control was fine tuned resulting in gross operating profit exceeding budget. For 1995, the focus will be on developing additional corporate business to ensure a continued solid and dependable base throughout the year. The hotel has increased the higher-rated preferred market segment, however, opportunity remains in the government, corporate and tour group segments.

          As discussed above, the Country Suites - Arlington hotel has typically shown significant increases in occupancy during the summer months. As baseball owners and union talks continue without resolution, the 1995 revenues may be negatively impacted during these normally peak summer months. The Arlington Visitors and Convention Bureau has taken steps to assist the local economy by aggressively marketing and promoting Arlington and all its activities, attractions and sights.

          Tucson
          ------
          Tucson's 1994, results have slightly exceeded 1993 results. The average daily room rate and average occupancy for 1994 was $57.20 and 77%, compared to an average daily room rate and average occupancy in 1993 of $54.50 and 77%. This increase in average daily room rate did not appear to affect occupancy and can be attributable to marketing efforts and a maturity of the franchise reservation system.

          The Tucson hotel market is characterized by distinct seasonal occupancy and rate fluctuations. The area's high season spans from January through mid-April when the resorts and hotels are filled to capacity with high-rated leisure and corporate group travelers from the cold northern U.S. cities who come to Tucson for the mild and pleasant winter weather. The low season, spanning from mid-April to September is characterized by low hotel occupancies and rates because neither leisure nor commercial travelers care to expose themselves to Tucson's relentlessly hot summers. In 1994, Country Suites benefitted from an influx of transient business which was attributable to the perceived safety and security issues in California. Travelers, typically bound for Southern California destinations, elected to spend the winter and spring months in Arizona. Offsetting this was a decrease in total occupied room nights by a corporate client, Sierra Tucson.

          Competition continues to increase in the area of the property, with new hotels being built and older hotels (including Country Suites) making improvements to promote a fresh and clean appearance. It is anticipated that this increase in comparable supply will have a negative impact on transient revenue in 1995, coupled with the belief that the influx of transient business from California will slow in 1995. The focus in 1995 will be to maintain 1994 occupancy levels and to maximize rates in all segments wherever possible. Past product improvements have increased the perceived price/value, justifying a rate increase.

          Fort Worth
          ----------
          On October 22, 1993, the Partnership sold the Fort Worth property (See Note 10 of the Notes to Financial Statements).

          Item 8.   Financial Statements and Supplementary Data


                          GLENBOROUGH ALL SUITE HOTELS L.P.
                           A CALIFORNIA LIMITED PARTNERSHIP

                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                       Page
                                                                      -----
          Report of Independent Public Accountants  . . . . . . . . .  19

          Financial Statements:
            Balance Sheets at December 31, 1994 and 1993  . . . . . .  20
            Statements of Operations for the years ended
              December 31, 1994, 1993 and 1992  . . . . . . . . . . .  21
            Statements of Partners' Equity (Deficit) for the
              years ended December 31, 1994, 1993 and 1992  . . . . .  22
            Statements of Cash Flows for the years ended
              December 31, 1994, 1993 and 1992  . . . . . . . . . . .  23
            Notes to Financial Statements . . . . . . . . . . . . . .  24

          Financial Statement Schedules:

          Schedule III - Real Estate Investments and Related
            Accumulated Depreciation and Amortization at
            December 31, 1994 . . . . . . . . . . . . . . . . . . . .  33

          All other financial statement schedules have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


          To the Partners of
          GLENBOROUGH ALL SUITE HOTELS L.P.
          A CALIFORNIA LIMITED PARTNERSHIP:

          We have audited the accompanying balance sheets of GLENBOROUGH ALL SUITE HOTELS L.P., A CALIFORNIA LIMITED PARTNERSHIP (formerly known as Outlook All Suite Hotels, L.P., A California Limited Partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLENBOROUGH ALL SUITE HOTELS L.P., A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedules is presented for purposes of complying with the Securities and Exchange
          Commission's  rules and  is  not  part  of  the  basic  financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





          San Francisco, California,
            February 10, 1995

                          GLENBOROUGH ALL SUITE HOTELS L.P.
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    Balance Sheets
                       (in thousands, except units outstanding)

                              December 31, 1994 and 1993

                   Assets                                  1994         1993
                 ----------                            -----------   ----------

     Real estate investments, at cost:
        Land                                          $   2,704    $   2,704
        Building and improvements                        14,753       14,487
                                                        --------     --------
                                                         17,457       17,191
        Less accumulated depreciation and amortization   (6,685)      (6,059)
                                                        --------     --------
        Net real estate investments                      10,772       11,132

     Cash and cash equivalents                              369          243
     Accounts receivable, net                                91          108
     Prepaid expenses and other assets
        (net of accumulated amortization of $76 and
        $53 in 1994 and 1993, respectively)                 391          121
                                                        --------     --------
           Total assets                               $  11,623    $  11,604
                                                        ========     ========
        Liabilities and Partners' Equity (Deficit)
        ------------------------------------------
     Accounts payable                                 $     117    $      83
     Accrued expenses                                       238          241
                                                        --------     --------
        Total liabilities                                   355          324

     Partners' equity (deficit):
        General Partner                                  (1,790)      (1,790)
        Limited Partners, 2,399,217 units outstanding
           at December 31, 1994 and 1993                 13,058       13,070
                                                        --------     --------
        Total partners' equity                           11,268       11,280
                                                        --------     --------
           Total liabilities and partners' equity     $  11,623    $  11,604
                                                        ========     ========











           The accompanying notes are an integral part of these statements.

                          GLENBOROUGH ALL SUITE HOTELS L.P.
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Operations
                       (in thousands, except per unit amounts)
                 For the years ended December 31, 1994, 1993 and 1992

                                                            1994   1993    1992
     Revenues:                                             -----   -----  -----
       Rooms                                             $ 4,455 $ 4,526$ 4,924
       Interest and other                                    244     302    500
                                                          ------  ------ ------
        Total revenues                                     4,699   4,828  5,424
                                                          ------  ------ ------
     Operating costs and expenses:
       (including $1,105,000 and $1,375,000 paid to
        affiliates in 1994 and 1993, respectively)
       Rooms                                               1,138   1,245  1,235
       Utilities                                             376     470    471
       Management fees (paid to an affiliate)                234     239    253
       Property taxes and insurance                          271     323    327
       Property general and administrative                   411     467    487
       Sales and marketing                                   363     407    456
       Property operation and maintenance                    304     421    632
       Contract termination expenses                           -       -    253
       Depreciation and amortization                         649   1,189  1,278
       Other general and administrative (including
        $150,000 and $177,000 paid to an affiliate
        in 1994 and 1993, respectively)                      202     283    313
       Litigation settlement expense                           -      82     35
                                                          ------  ------ ------
        Total operating costs and expenses                 3,948   5,126  5,740
                                                          ------  ------ ------
     Income (loss) from operations                           751   (298)   (316)

     Other expenses:
       Interest                                                -    206     232
       Loss on sale                                            -  1,056       -
                                                          ------  ------  ------
     Income (loss) before extraordinary item                 751 (1,560)   (548)
                                                          ------  ------  ------
     Extraordinary item:
       Gain on debt forgiveness                                -  1,354       -
                                                          ------  ------  ------
     Net income (loss)                                   $   751 $ (206) $ (548)
                                                          ======  ======  ======
     Income (loss) before extraordinary item
      per limited partnership unit                       $  0.31 $(0.64) $(0.23)
                                                          ======  ======  ======
     Extraordinary item per limited partnership unit     $     - $ 0.55  $    -
                                                          ======  ======  ======
     Net income (loss) per limited partnership unit      $  0.31 $(0.09) $(0.23)
                                                          ======  ======  ======
     Distributions per limited partnership unit:

       Net income                                        $     - $    -  $    -
                                                          ======  ======  ======
       Return of capital                                 $  0.31 $ 0.30  $ 0.35
                                                          ======  ======  ======
           The accompanying notes are an integral part of these statements.

                          GLENBOROUGH ALL SUITE HOTELS L.P.
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Partners' Equity (Deficit)
                                    (in thousands)

                 For the years ended December 31, 1994, 1993 and 1992



                                                                    Total
                                           General      Limited    Partners'
                                           Partner     Partners     Equity
                                           -------      -------    -------
          Balance at December 31, 1991   $ (1,761)    $ 15,392   $ 13,631

          Distributions                       (13)        (838)      (851)

          Net loss                             (5)        (543)      (548)
                                           -------      -------    -------
          Balance at December 31, 1992     (1,779)      14,011     12,232

          Distributions                        (9)        (722)      (731)

          Redemptions                           -          (15)       (15)

          Net loss                             (2)        (204)      (206)
                                           -------      -------    -------
          Balance at December 31, 1993     (1,790)      13,070     11,280

          Distributions                        (8)        (755)      (763)

          Net income                            8          743        751
                                           -------      -------    -------
          Balance at December 31, 1994   $ (1,790)    $ 13,058   $ 11,268
                                           =======      =======    =======



















           The accompanying notes are an integral part of these statements.

                          GLENBOROUGH ALL SUITE HOTELS L.P.
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Cash Flows
                                    (in thousands)
                 For the years ended December 31, 1994, 1993 and 1992

     Cash flows from operating activities:              1994      1993      1992
     ------------------------------------              ------    ------    -----
      Net income (loss)                             $   751    $ (206)  $ (548)
      Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
          Depreciation and amortization                 649     1,189    1,278
          Loss on sale                                    -     1,056        -
          Gain on debt forgiveness                        -    (1,354)       -
      Changes in assets and liabilities:
        Accounts receivable - net                        17       (39)      27
        Due from the seller                               -        -      (378)
        Prepaid expenses and other assets              (293)      114     (103)
        Accounts payable                                 34       (70)      (5)
        Accrued expenses                                 (3)       23       (8)
        Accrued interest payable                          -        (2)      10
        Interest compounded on notes payable to
         affiliates                                       -       150      200
                                                      ------    ------   ------
          Total adjustments                             404     1,067    1,021
           Net cash provided by operating             ------    ------   ------
            activities                                1,155       861      473
                                                      ------    ------   ------
     Cash flows provided by (used in) investing activities:
      Additions to real estate investments             (266)     (466)    (136)
      Proceeds from sale of Fort Worth                    -     1,508        -
                                                      ------    ------   ------
        Net cash provided by (used in)
         investing activities                          (266)    1,042     (136)
                                                      ------    ------   ------
     Cash flows provided by (used in) financing activities:
      Distributions to partners                        (763)     (731)    (851)
      Limited partner unit redemptions                    -       (15)       -
      Principal payments on notes payable                 -         -     (300)
      Borrowings on notes payable - line of
       credit                                             -       350      500
      Principal payments on notes payable
       -line of credit                                    -      (822)     (28)
      Principal payments on notes payable
       to affiliates                                      -      (722)       -
                                                      ------    ------   ------
          Net cash used in financing activities        (763)   (1,940)    (679)
                                                      ------    ------   ------
     Net increase (decrease) in cash and cash
      equivalents                                       126       (37)    (342)
     Cash and cash equivalents at
      beginning of period                               243       280      622
                                                      ------    ------   ------
     Cash and cash equivalents at
      end of period                                  $  369    $  243   $  280
                                                      ======    ======   ======
     Supplemental disclosure of cash flow information:
      Cash paid for interest                         $    -    $   34   $   22
                                                      ======    ======   ======
     Supplemental disclosure on non-cash transactions:
      Write-off of receivable due from the seller
       and corresponding accrued interest            $    -    $  378   $    -
                                                      ======    ======   ======

          The accompanying notes are an integral part of these statements.

                          GLENBOROUGH ALL SUITE HOTELS L.P.
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                           December 31, 1994, 1993 and 1992

          Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    --------------------------------------------------
                    POLICIES
                    ---------
          Organization - Glenborough All Suite Hotels L.P., (formerly Outlook All Suite Hotels L.P. (An All Equity Income Fund) - see
          Note 11), A California Limited Partnership, (the "Partnership") was organized in January 1985 in accordance with the provisions of the California Revised Limited Partnership Act. The General Partner of the Partnership was Outlook Financial Partners, a California general partnership consisting of Luke V. McCarthy, John R. Provine, August Managers Association, a California limited partnership, and August Advisors, Inc., a California corporation. However, on February 22, 1994, Glenborough Realty Corporation and Robert Batinovich were approved by the security holders to be the new general partners (collectively, "Glenborough" or the "General Partner"), (see discussion below).

          On December 19, 1986, the Partnership purchased six all-suite hotels for a total purchase price of $36,657,000, of which $600,000 was paid by an affiliate as a deposit and the balance was evidenced by all-inclusive promissory notes. On December 31, 1987, three of the hotels (and their respective promissory notes) were transferred to an affiliate of the General Partner. The proceeds of the public offering were used to repay the remaining debt. As of December 31, 1994, the Partnership owned a 132-suite hotel in Arlington, Texas, and a 157-suite hotel in Tucson, Arizona (the "Hotels"). The third hotel originally owned by the Partnership was sold on October 22, 1993 for $1,605,000 (see Note
          11).

          The Partnership's public offering of 4,652,800 limited partnership units began in June 1987. The offering was terminated on December 31, 1987 with 2,400,717 units sold. In 1994, after approval by a majority of security holders, 1,500 of these units were cancelled, resulting in 2,399,217 units outstanding at December 31, 1994.

          On February 22, 1994, several matters submitted to a vote of security holders in December 1993, through the solicitation of proxies, were approved. The Limited Partners and Unitholders had given consent on the following matters:

             a) the approval of the admission of Glenborough Realty Corporation as managing general partner and Robert Batinovich as co-general partner and the withdrawal of Outlook Financial Partners as General Partner;

                          GLENBOROUGH ALL SUITE HOTELS L.P.
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                           December 31, 1994, 1993 and 1992

             b) the change in the name of the Partnership to Glenborough All Suite Hotels L.P. by amendment to the partnership agreement;

             c) the further amendment of the partnership agreement to permit Glenborough Corporation, as an affiliate of the new General Partner, to continue to receive fees and expense reimbursements in substantially the same amount that are currently provided for in the management agreement;

             d) the further amendment to the partnership agreement formally eliminating the provision for the Depositary (which was originally adopted to facilitate public trading of the Units, which is no longer expected to occur) and conversion of each Unit into a Limited Partnership Interest.

          The Partnership Agreement provides for varying allocations of net income or net loss and distributions (see Note 9).

          Real Estate Investments - Real estate investments are stated at cost. Subsequent improvements and acquisition fees paid for acquired properties are included in real estate investments at cost. Amounts recorded under income warranties are recorded as reductions in the cost basis. Total amounts received under income warranties were $1,904,000, all prior to December 31, 1988.

          Buildings and improvements and furnishings are depreciated and amortized on a straight-line basis over useful lives ranging from seven to thirty years. Major replacements and improvements and repairs and maintenance are charged to operations as incurred.

          Cash  Equivalents   -   The  Partnership   considers   short-term
          investments (including certificates of deposit) with a maturity of three months or less at the time of the purchase to be cash equivalents.

          Income Taxes - Federal and state income tax laws provide that income or loss of the Partnership is reportable by the partners in their tax returns. Accordingly, no provisions for such taxes have been made in the accompanying financial statements. The Partnership reports certain transactions differently for tax and financial statement purposes.

          Net income (loss) and distributions per limited partnership unit-Net income (loss) and distributions per limited partnership unit are based on 2,399,217, 2,399,842 and 2,400,717 weighted average

                          GLENBOROUGH ALL SUITE HOTELS L.P.
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                           December 31, 1994, 1993 and 1992

          limited partnership units outstanding for 1994, 1993 and 1992, respectively.

          Reclassification - Certain amounts in the 1993 and 1992 financial
          statements  have  been  reclassified  to  conform  to  the   1994
          presentation.


          Note 2.   MANAGEMENT CONTRACT FEE
                    -----------------------
          In July 1988, the Partnership renegotiated the termination provisions of the Management and Operating Agreement (see Note 6) with the former management company and seller of the hotels ("the seller"). The Partnership paid $393,000 in consideration for early termination rights of the agreement. Such amount was capitalized as a management contract fee. On January 6, 1992, the Partnership exercised its termination rights and terminated the Management and Operating Agreement with the former management company, giving 120 days notice. As a result, in 1992 the unamortized portion of the management contract fee was written off and is included in depreciation and amortization expense in the accompanying statement of operations.

          Additionally, a contract termination fee of $253,000 was paid by the Partnership to the former management company in 1992. The amount of the termination fee was determined in accordance with the Management and Operating Agreement and was included in contract termination expenses in the accompanying statement of operations.

          Note 3.   NOTES PAYABLE TO AFFILIATES
                    ---------------------------
          On May 6, 1993, the Partnership entered into a settlement of the lawsuit filed by the seller on February 20, 1992, against the Partnership for collection of the unsecured promissory note due the seller, in the original principal amount of $250,000, but with a combined balance of principal and interest of $390,400 as of the settlement date (see Note 8). In the settlement, the seller released its claim for the unsecured promissory note in return for the Partnership allowing the seller to retain all but $43,000 of the workers compensation and credit card funds the seller held which were due to the Partnership.

          The remaining notes payable and accrued interest totalling $2,076,000 at October 31, 1993 were paid off at a significant discount for an aggregate amount of $722,000 from the proceeds of the sale of the Fort Worth hotel (see Note 10).

          Note 4.   NOTE PAYABLE - LINES OF CREDIT
                    ------------------------------

                          GLENBOROUGH ALL SUITE HOTELS L.P.
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                           December 31, 1994, 1993 and 1992

          The Partnership obtained  short-term financing through  two Lines
          of  Credit  from banks.   The  first  line of  credit,  which was
          unsecured, bore interest at 8%, and had a total of $250,000 available. It matured on February 10, 1993, but was extended until March 17, 1993, when the second line of credit increased its available funds from $250,000 to $500,000. This increase in funds was used to pay off the first line of credit. The second line of credit, which was also unsecured, bore interest at 8.5% (payable monthly), and matured February 28, 1994. On October 22, 1993, the Partnership paid off this line of credit with the proceeds from the sale of the Fort Worth hotel (see Note 10).

          Note 5.   TAXABLE INCOME
                    --------------
          The Partnership's tax return, its qualification as a partnership for Federal income tax purposes and the amount of taxable income or loss are subject to examination by Federal and State taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

          For Federal  income tax  reporting,  (a) fees paid  for  services related to seeking and evaluating potential real estate investments are deducted if and when the plans of acquisition are subsequently abandoned, (b) depreciation is provided for under accelerated and modified accelerated cost recovery methods,
          (c) lease  income is  recognized  under the  terms  of the  lease contract; (d) bad debts are written off when deemed uncollectible, and (e) gains or losses from the sales of properties are adjusted for the turn-around effect of the prior tax treatment of advisory fees and accelerated cost recovery.

          The following is a reconciliation for the years ended December 1994, 1993 and 1992, of the net income (loss) for financial reporting purposes to the taxable income (loss) determined in accordance with accounting practices used in preparation of Federal income tax returns (in thousands).

                                                 1994       1993      1992
                                                 -----     -----     -----
          Net income (loss) per financial
           statements                          $   751  $  (206)  $  (548)
             Amortization and depreciation         113       28      (124)
             Interest income                         -       79       208
             Bad debt reserve                        -        -       107
             General and administrative              2        -         -
                                                ------    ------    ------
          Partnership income (loss) for
           Federal income tax basis            $   866   $  (99)  $  (357)
                                                ======    ======   =======

                          GLENBOROUGH ALL SUITE HOTELS L.P.
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                           December 31, 1994, 1993 and 1992

          The following is a reconciliation as of December 31, 1994, 1993 and 1992, of partners' equity for financial reporting purposes to partners' capital for Federal income tax purposes (in thousands).

                                                 1994      1993      1992
                                                 ----      ----      -----
          Partners' equity per financial
           statement                         $  11,268   $11,280   $12,232
          Amortization and depreciation         (1,574)   (1,686)   (2,800)
          Income warranties                        889       899     1,054
          Technical termination basis
           adjustment                                -         -        85
          Limited partner redemptions                8         8         -
          Interest on notes payable to
           affiliate                                 -         -       445
          Provisions for doubtful accounts           8         5       117
                                               --------  --------  --------
          Partners' capital for Federal
           income tax basis                  $  10,599   $10,496   $11,133
                                               ========  ========  ========

          Note 6.   MANAGEMENT AND OPERATING AGREEMENT
                    ----------------------------------
          The Partnership had a management and operating agreement with the former management company and seller of the hotels whereby the seller of the hotels was paid various fees for performance of services related to the management and operation of the hotels.

          As discussed in Note 2, the Management and Operating Agreement with the former management company was terminated effective May 5, 1992. On that date, the Property became part of the Country Suites by Carlson franchise and Glenborough Hotel Group, an affiliate of Glenborough Corporation, assumed management of the Properties. Franchise and management compensation continues under arrangements similar to those with the former management company.

          The Partnership paid the former management company $86,200 for the above fees in 1992. The Partnership paid Glenborough Hotel Group $234,000 $239,000 and $166,800 in 1994, 1993 and 1992,
          respectively, for the above fees.

                          GLENBOROUGH ALL SUITE HOTELS L.P.
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                           December 31, 1994, 1993 and 1992

          Note 7.   TRANSACTIONS WITH AFFILIATES
                    ----------------------------
          In accordance with the limited partnership agreement, the Partnership paid the General Partner and its affiliates compensation for services provided to the Partnership. Glenborough Hotel Group provided services, in addition to property management services as discussed in Note 6, and was compensated as follows:

                                                 1994      1993
                                             ---------- ---------
          Hotel salaries - reimbursed       $1,105,000 $1,375,000

          These costs are included in operating costs and expenses on the statements of operations.

          Additionally, the Partnership reimburses Glenborough Corporation for general and administrative costs and services including investor relations, office supplies and legal and administrative services. Glenborough Corporation was reimbursed $150,000 and $177,000 for these costs and services for the years ended December 31, 1994 and 1993, respectively.

          Note 8.   LITIGATION
                    ----------
          On May 6, 1993, the Partnership entered into a settlement of the lawsuit filed by the seller on February 20, 1992, against the Partnership for collection of the unsecured promissory note due the seller, in the original principal amount of $250,000, but with a combined balance of principal and interest of $390,400 as of the settlement date. The suit asserted that there had been a de facto change in the General Partner, causing the note to become due. In a related matter, during 1992, the seller received workers compensation deposit refunds and credit card receipts, totalling $484,000, belonging to the Partnership. The seller withheld payment of this amount until the lawsuit was resolved. The Partnership's financial statements, prior to the settlement as described below, reflected a receivable from the seller of $378,000, after establishing a valuation reserve of $106,000 at December 31, 1992.

          In the settlement, the seller agreed to release its claim for the unsecured promissory note in return for the Partnership allowing the seller to retain all but $43,000 of the workers compensation and credit card funds referenced in the preceding paragraph. The difference between the total amount retained by the seller ($441,000) and the combined principal and interest under the note as of the settlement date ($390,400) is attributable to the seller's attorneys fees and other collection costs. The seller

                          GLENBOROUGH ALL SUITE HOTELS L.P.
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                           December 31, 1994, 1993 and 1992

          also transferred to an affiliate of the Partnership certain limited partnership interests in the Partnership (equaling 1,000 units) in return for the Partnership allowing the seller to retain an additional $10,000 of the workers compensation and credit card funds. In addition, the Partnership, on behalf of an affiliate of the Partnership, funded the purchase of 500 units for $5,000 for certain limited partnership interests associated with the seller. These 1,500 units, or limited partnership interests, were held in trust for the benefit of the Partnership. These units were cancelled in 1993. The final settlement was approved in the quarter ended June 30, 1993, and the relative receivable and note payable were eliminated with no additional revenue or expense recorded by the Partnership.

          Also, on May 6, 1993, Glenborough Corporation and certain of its affiliates entered into a settlement of a lawsuit that had been brought by the former management company and seller of the hotels on November 13, 1991. The lawsuit alleged that, in connection with the general partner's termination of the former management company as operator and franchisor of the Partnership's hotels, Glenborough and its affiliates had defamed the former management company and interfered with its contractual relationship with the Partnership. A majority of the amount paid to the former management company under the settlement was funded by Glenborough's insurance carriers, but a portion of the settlement amount was funded by Glenborough Corporation. Pursuant to Glenborough's indemnity rights as manager of the Partnership (and as general partner of other Outlook partnerships that own hotels), Glenborough was entitled to reimbursement of this portion of the settlement payment. The Partnership's share of this reimbursement was $64,300, which along with attorney's fees, was included in litigation settlement expense on the Partnership's 1993 statement of operations.

          Note 9.   PARTNERSHIP ALLOCATIONS AND DISTRIBUTIONS
                    -----------------------------------------
          Net losses are generally allocated 1% to the General Partner and 99% to the Limited Partners. Net income shall be allocated first to those Partners with negative balances in their capital accounts, in the ratio of such negative balances, until no Partner has a negative balance in its capital account. At that time, 99% of net income will be allocated to the Limited Partners and 1% to the General Partner until the aggregate positive capital accounts of the Limited Partners equal the unpaid adjusted capital investment (as defined). Finally, all remaining net income will be allocated 90% to the Limited Partners and 10% to the General Partner.

                          GLENBOROUGH ALL SUITE HOTELS L.P.
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                           December 31, 1994, 1993 and 1992

          Cash available for distributions, to the extent deemed available by the General Partner, will be distributed 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received distributions equal to a 10% per annum non-cumulative, non-compounded return on their adjusted capital investment. Further distributions, if available, will be made based on various criteria, including a 12% priority return to the Limited Partners, as outlined in the Partnership Agreement. Distributions, if any, will generally be made on a quarterly basis. The Partnership is under no obligation to make distributions at any time.

          Note 10.  PROPERTY SALES
                    --------------
          On October 22, 1993, the Partnership sold the Fort Worth hotel, including all land, building and improvements and furniture and fixtures, to an unaffiliated third party, for a sales price of $1,605,000. Total cash consideration received after credits and commissions, taxes, title and escrow costs and fees of $97,000 was $1,508,000. Proceeds of $500,000 were used to payoff the notes payable-line of credit (see Note 4). Additional proceeds were used to payoff the remaining notes payable to affiliates at a significant discount and all related accrued interest was forgiven (see Note 3). The remaining cash was maintained by the Partnership as working capital.

          Note 11.  PARTNERSHIP EVENTS
                    ------------------
          On March 1, 1994, following the receipt of consent from limited partners owning a majority interest of the outstanding limited partnership units on February 22, 1994, Glenborough was substituted for Outlook Financial Partners as the General Partners of the Partnership. In addition to approving the change in the General Partner, the limited partners approved the change in the name of the Partnership from Outlook All Suite Hotels L.P. (An All Equity Income Fund) to Glenborough All Suite Hotels L.P.; the amendment to the partnership agreement to permit Glenborough Corporation, as an affiliate of the new General Partner, to continue to receive fees and expense reimbursements in substantially the same or somewhat lower amounts that were provided for in the existing management agreement; and the further amendment to the partnership agreement formally eliminating the provision for the depositary and conversion of each unit into a limited partnership interest.

          Note 12.  OTHER INFORMATION
                    -----------------
          The Partnership has been named in a Registration Statement proposing a consolidation by merger of several entities, which

                          GLENBOROUGH ALL SUITE HOTELS L.P.
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                           December 31, 1994, 1993 and 1992

          has been filed with the Securities and Exchange Commission. In that regard, as of December 31, 1994, the Partnership has advanced $180,000 (included in deposits) toward the transaction costs associated with the consolidation. An additional $68,000 in transaction costs have been included in deposits and was payable at December 31, 1994. In the event the proposal is not approved by the Partnership's limited partners, and the consolidation goes forward with any of the other entities, the amounts advanced will be fully reimbursed by an affiliate of the general partners of the Partnership. If the consolidation, itself, does not go forward with any of the other entities, the Partnership will bear a proportion of the transaction costs based upon the number of limited partners who voted for approval of the transaction as compared to those who dissented or abstained. The limited partners are expected to receive their solicitation materials for this potential transaction in 1995.

                          GLENBOROUGH ALL SUITE HOTELS L.P.,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                     Schedule III
                   Real Estate Investments and Related Accumulated
                            Depreciation and Amortization


                                                                Costs
                                                             Capitalized
                                                              (Reduced)
                                            Initial Cost     Subsequent
                                            ------------      to Acqtn
                                               Bldgs
                        Encum-                 and(1)       (1)   Purch Price
     Properties         brances      Land    Imprvmnts   Imprvmnts   Adjust
     ----------        ---------     -----    --------   ---------  --------
     Arlington        $       - $ 1,526,500 $ 5,346,400 $1,328,746 $(344,300)
     Tucson                   -   1,048,400   7,600,300  1,495,550  (545,000)
                      ---------  ----------  ----------  ---------  ---------
     Total            $       - $ 2,574,900 $12,946,700 $2,824,296 $(889,300)
                      =========  ==========  ==========  =========  =========


                                  Gross Amount at Which
                                    Carried on Books
                        ---------------------------------------
                                        Buildings                   Accumulated
                                         and (1)         (2)       Depreciation
   Properties             Land        Improvements      Total        and Amort
   ----------             ----         ----------       -----       ----------
   Arlington          $ 1,610,747     $ 6,246,599   $ 7,857,346    $ 2,846,557
   Tucson               1,092,897       8,506,353     9,599,250      3,838,125
                       ----------      ----------    ----------     ----------
                      $ 2,703,644     $14,752,952   $17,456,596    $ 6,684,682
                       ==========      ==========    ==========     ==========

                                 Date of
                      ----------------------------
                                                     Depreciable
   Properties         Construction     Acquisition      Lives
   ----------         ------------     -----------   -----------
   Arlington               3/86           12/88       7-25 yrs
   Tucson                 10/86           12/86       7-25 yrs


   ----------------------
   (1)  Amounts include furniture and equipment
   (2) Aggregate cost for Federal Income tax purposes in $9,414,000 at December 31, 1994.

                          GLENBOROUGH ALL SUITE HOTELS L.P.,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                     Schedule III
                   Real Estate Investments and Related Accumulated
                            Depreciation and Amortization



          Following is a summary of real estate investments for the years ended December 31, 1994, 1993, and 1992:

                                      1994           1993          1992
                                      ----           ----          ----
          Balance at beginning
           of period             $ 17,190,530   $20,830,045   $20,693,700

            Improvements              266,066       454,452       136,345
            Retirements                     -    (4,093,967)            -
                                   ----------    -----------  -----------
          Balance at end
           of period             $ 17,456,596   $ 17,190,530  $20,830,045
                                   ==========    ===========  ===========

          Following   is  a   summary  of   accumulated   depreciation  and
          amortization of real estate investments for the years ended December 31, 1994, 1993 and 1992:

                                      1994           1993          1992
                                      ----           ----          ----
          Balance at beginning
           of period              $ 6,058,564    $6,422,440    $5,268,500

            Additions charged to
             expense                  626,118     1,164,610     1,153,940
            Retirements                     -    (1,528,486)            -
                                   ----------    -----------   ----------
          Balance at end
           of period              $ 6,684,682    $6,058,564    $6,422,440
                                   ==========    ===========   ==========

          Item 9.   Disagreements  With  Accountants   on  Accounting   and
                    Financial Disclosure

          None.

                                       PART III

          Item 10.  Directors and Executive Officers of the Partnership

          General Partners

          The Partnership has no directors or executive officers. Effective February 22, 1994, the General Partners of the Partnership are Glenborough Realty Corporation (the "Managing General Partner") and Robert Batinovich. For informational purposes, the following are the names and additional information relating to each of the controlling persons, directors and executive officers of the Managing General Partner as of February 27, 1995:

             Name                  Age     Position
             ----                  ---     --------
             Robert Batinovich      58     President  and  Chairman of  the
                                           Board

             Andrew Batinovich      36     Senior Vice President, Chief
                                           Financial Officer and Director

             Sandra L. Boyle        46     Vice President

             Barbara L. Evans       54     Vice  President,  Secretary  and
                                           Corporate Counsel

             Eugene F. Daly         51     Director

             Wallace A. Krone Jr.   63     Director

             Laurence N. Walker     62     Director

             J. Sydney Whalen       60     Director

          The following is a brief description of the background and experience of Robert Batinovich and each of the officers and directors of Glenborough Realty Corporation.

          Robert  Batinovich  has  been the  President  and  a Director  of
          Glenborough Corporation  since  its  inception  in  l978  and  of
          Glenborough Realty Corporation since its inception in l985. He has been the Chief Financial Officer ("CFO") of Glenborough Corporation since April l986 and the CFO of Glenborough Realty Corporation from April l986 through April l988. He was a member of the California Public Utilities Commission from l975 to January l979 and served as its Chairman from January l977 to
          January l979. He has extensive real estate investment experience. Mr. Batinovich's business background includes managing and owning manufacturing, vending and service companies and a national bank.

          Andrew Batinovich has been Senior Vice President and Chief Financial Officer of Glenborough Realty Corporation since April l988. He was Vice President-Property Management of Glenborough Realty Corporation from April l986 to April l988. He also is Senior Vice President in charge of property management and partnership accounting for Glenborough Corporation. Prior to joining Glenborough Corporation in June l983, he was employed at Security Pacific National Bank in its international and corporate banking groups specializing in real estate lending. He is the son of Robert Batinovich.

          Sandra L. Boyle has been Vice President of Glenborough Realty Corporation since February 1991. She first joined Glenborough Corporation in 1984 and is responsible for property management, including maintenance, capital and tenant improvements, rent collection, budgeting and supervision of regional offices. Prior to joining Glenborough Corporation, she was a residential real estate marketing representative for Great Western Realtors.

          Barbara L. Evans has been Secretary of Glenborough Realty Corporation since April 1986 and Vice President since February 1991. She joined Glenborough Corporation in l985 and serves as Counsel and Secretary. She was admitted as an attorney in the State of California in l983. Prior to attending law school and on a part-time basis during law school, Ms. Evans was a co-owner of TES Associates, a property management and real estate investment advisor.

          Eugene F. Daly was elected a Director of Glenborough Realty Corporation in August 1989. He is President of Daly International Financial and Insurance Services. Mr. Daly is a Registered Principal with the National Association of Securities Dealers (NASD) and his firm Daly International Financial and Insurance Services is a Registered Investment Advisor with the Securities and Exchange Commission.

          Wallace A. Krone, Jr. was elected a Director of Glenborough Realty Corporation in August 1989. He has been associated with Glenborough for approximately 15 years as an investor in Glenborough sponsored partnerships. For the past twenty-seven years, he has been self-employed owning various restaurants in the San Francisco Bay Area. Currently Mr. Krone owns a number of Burger King restaurants in the same area.

          Laurence N. Walker was a Director of Glenborough Corporation from October l984 to November l985 and served as Treasurer from January l985 to November l985. He has been a Director of Glenborough Realty Corporation since its inception in l985. He is an attorney specializing in real estate law.

          J. Sydney Whalen was elected a Director of Glenborough Realty Corporation in April l988. He is a Canadian Chartered Accountant and since l983 has been president of Whalen & Associates, a management consulting firm specializing in executive management and chief financial officer services to companies experiencing operating or financial difficulties. In 1993, Mr. Whalen was a co-founder and became President of Round Hill Securities, Inc., a securities industry broker/dealer. From l975 to l982, he was Vice President-Finance and Administration of Raymond Kaiser Engineers, Inc.

          The General Partner of the Partnership, prior to the substitution by Glenborough Realty Corporation and Robert Batinovich, collectively, as General Partner (see Note 11 in Notes to the Financial Statements) was Outlook Financial Partners, a general partnership originally consisting of Luke V. McCarthy and John R. Provine, August Advisers, Inc., a California corporation and August Managers Associates, a California limited partnership. Effective January 1992, Mr. McCarthy and Mr. Provine were no longer partners of Outlook Financial Partners.

          The principal business experience and other affiliations of the partners of Outlook Financial Partners during the last five years or more were:

          August Advisers, Inc.

          August Advisers,  Inc. ("AAI") is a California  corporation and a
          wholly-owned  subsidiary  of AFC.    The  executive officers  and
          directors of August Advisers, Inc. are as follows:

          Melvin F. Barror - President

          Mr. Barror (age 65) has been the Senior Vice President and Chief Financial and Administrative Officer of GLENFED Service Corporation, a major subsidiary of Glendale Federal Bank, since 1984. Mr. Barror was Senior Vice President-Finance of The Colwell Company from October 1977 to August 1984. Mr. Barror has a Bachelor of Science degree in Economics and Accounting from Wayne State University, Detroit, Michigan.

          Rajan Puri - Vice President

          Mr. Puri (age 35) has been a Vice President and senior financial analyst with Glendale Federal Bank since 1984 where he specialized in structuring, negotiating and monitoring transactions in the bank's real estate and corporate equity investment portfolios. Mr. Puri received a Bachelor of Science degree in Chemical Engineering from the University of Sheffield in England and a Master of Business Administration from California State University of Bakersfield.

          August Financial Corporation

          On February 28, 1986, GLENFED Service Corporation, a California corporation and wholly owned-subsidiary of Glendale Federal Savings and Loan Association, purchased all of the outstanding stock of AFC, an affiliate of the Partnership.

          Notwithstanding   the  acquisition,  partnership  units  are  not
          obligations of Glendale Federal Bank, nor are they insured or guaranteed by the FDIC.

          Through June 30, 1989, AFC, a California corporation, rendered services for the Partnership, including, without limitation, property investment analysis, appraisal and evaluation of potential property acquisitions, and disposition of properties by the Partnership, as well as Partnership administrative services. The executive officers and directors of AFC are as follows:
          Terry D. Hess - Chairman

          Mr. Hess (age 48) was President of GLENFED Properties, Inc. from June 1986 to September 1988 and was Chairman of GLENFED Development from October 1988 to December 1990. Mr. Hess was Executive Vice President and Manager of the Special Asset Department of Glendale Federal from December 1990 to June 1991. In June 1991, Mr. Hess was elected Executive Vice President and Chief Credit Officer of Glendale Federal. From 1973 until joining Glendale Federal, Mr. Hess served in management positions for The First National Bank of Chicago (Real Estate Department) and The Martin Z. Margulies Interests. Mr. Hess holds a Master of Business Administration degree from Stanford and received a Bachelor of Arts degree from Dartmouth.

          August Managers Associates

          August Managers Associates is a California limited partnership. Its general partner is August Management, Inc., a California corporation and wholly owned subsidiary of AFC. Its limited partners are former senior management officers of the affiliated corporations of the General Partner.

          Item 11.  Executive Compensation

          No direct compensation was paid or is payable by the Partnership to directors or officers (since it does not have any directors or officers) for its fiscal year ended December 31, 1994, nor was any direct compensation paid or is payable by the Partnership to members of the General Partner and sponsor for the fiscal year ended December 31, 1994. The Partnership has no plans to pay any such compensation to any members of the General Partner in the future.

          Item 12.  Security Ownership of Certain Owners and Management

          To the best knowledge of the Partnership, no person of record or beneficially more than five percent (5%) of the Units at December 31, 1994.

          The Partnership, as  an entity,  does not have  any directors  or
          officers.   At  December 31,  1994,  no Units  were owned  by any
          officers or directors of the General Partner.

          Item 13.  Certain Relationships and Related Transactions

          During the year ended December 31, 1994, the Partnership had no transactions or business relationships with officers or directors of Glenborough required to be reported pursuant to Item 404 of Regulation S-K. As of December 31, 1994, none of the members of the General Partner were indebted to the Partnership.

          In accordance with the limited partnership agreement, the Partnership paid the General Partner and its affiliates compensation for services provided to the Partnership. Glenborough Hotel Group provided property management services and was compensated as follows.

                                                 1994      1993
                                               --------  --------
          Management fees                    $  234,000$  239,000
          Hotel salaries - reimbursed        $1,105,000$1,375,000

          These costs are included in operating costs and expenses on the statements of operations.

          Additionally, the Partnership reimburses Glenborough Corporation for general and administrative costs and services including investor relations, office supplies and legal and administrative services. Glenborough Corporation was reimbursed $150,000 and $177,000 for these costs and services for the years ended December 31, 1994 and 1993, respectively.

                                       PART IV


          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                     (a)(1) Financial Statements - See Index to Financial Statements contained in Item 8.

                        (2) Financial Statement Schedules - See Item 14(d) below.

                        (3)  Exhibits - None.

                     (b)     Reports on Form 8-K - None.

                     (c)     Exhibits - None.

                     (d)     Financial Statement Schedules -

                             Schedule III  -  Real Estate  Investments  and
                             Related    Accumulated    Depreciation     and
                             Amortization at December 31, 1994.

                             All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GLENBOROUGH ALL SUITE HOTELS L.P.
                           A CALIFORNIA LIMITED PARTNERSHIP


          By:/s/ Robert Batinovich        By: Glenborough Realty Corporation,
             ---------------------
             Robert Batinovich                a California Corporation,
             General Partner                  Its Managing General Partner



              Date: 8/15/95                    By:/s/ Robert  Batinovich
                   ---------------             ----------------------------
                                                 Robert Batinovich
                                                 President and
                                                 Chairman of the Board

                                               Date: 8/15/95
                                                 -------------------

                                               By:/s/ Andrew  Batinovich
                                               ---------------------------
                                                 Andrew Batinovich
                                                 Senior   Vice   President,
                                                 Chief Financial Officer
                                                 and Director

                                               Date: 8/15/95
                                                 --------------------

                                               By:/s/ Laurence N. Walker
                                               ----------------------------
                                                 Laurence N. Walker
                                                 Director

                                               Date: 8/15/95
                                               -----------------------

                                               By:/s/ J. Sydney Whalen
                                               ----------------------------
                                                 J. Sydney Whalen
                                                 Director

                                               Date: 8/15/95
                                               -------------


            (A Majority of the Board of Directors of the General Partner)