Form 10-Q
period 1995-09-30
GLENBOROUGH ALLSUITE HOTELS LP
filed 1995-11-15
CIK 810736

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1995

                                          OR

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number:  0-16647

                          GLENBOROUGH ALL SUITE HOTELS L.P.,
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

        Total number of units outstanding as of September 30, 1995: 2,399,217

        PART I.   FINANCIAL INFORMATION

        Item 1.   Financial Statements

                          GLENBOROUGH ALL SUITE HOTELS L.P.,

                                    Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                              September 30, December 31,
                                                  1995          1994
        Assets                                  --------      ---------
        ------
        Real estate investments, at cost:
          Land                                $   2,704     $   2,704
          Building and improvements              14,969        14,753
                                                --------      --------
                                                 17,673        17,457
          Less accumulated depreciation
           and amortization                      (7,172)       (6,685)
                                                --------      --------
            Net real estate investments          10,501        10,772

        Cash and cash equivalents                   523           369
        Accounts receivable, net                    110            91
        Prepaid expenses and other assets           685           391
                                                --------      --------
            Total assets                      $  11,819     $  11,623
                                                ========      ========

        Liabilities and Partners' Equity (Deficit)
        ------------------------------------------
        Accounts payable                      $     124     $     117
        Accrued expenses                            397           238
        Due to affiliate                             31             -
                                                --------      --------
          Total liabilities                         552           355

        Partners' equity (deficit):
          General Partner                        (1,790)       (1,790)
          Limited Partners, 2,399,217
            units outstanding                    13,057        13,058
                                                --------      --------

            Total partners' equity               11,267        11,268
                                                --------      --------

            Total liabilities and
             partners' equity                 $  11,819     $  11,623
                                                ========      ========




                   See accompanying notes to financial statements.

                          GLENBOROUGH ALL SUITE HOTELS L.P.,

                               Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                                 Nine Months     Three Months
                                                    Ended           Ended
                                                September 30,   September 30,

                                                1995    1994    1995    1994
                                               ------  ------  ------  ------
     Revenues:
       Rooms                                  $3,783  $3,455  $1,077  $1,030
       Interest and other                        172     180      49      57
                                              ------  ------  ------  ------
        Total revenues                         3,955   3,635   1,126   1,087
                                              ------  ------  ------  ------
     Operating costs and expenses
       (including reimbursed salaries of $942
       and $830 paid to affiliates in the nine
       months ended September 30, 1995 and 1994,
       respectively):
        Rooms                                    892     776     308     270
        Utilities                                306     291     107     105
        Management fees (paid to an affiliate)   197     181      56      54
        Property taxes and insurance             209     202      60      70
        Property general and administrative      380     316     102     111
        Sales and marketing                      413     351     129     116
        Property operation and maintenance       299     224     111      77
        Depreciation and amortization            504     486     168     170
        Other general and administrative
          (including $113 and $114 paid to an
          affiliate in the nine months ended
          September 30, 1995 and 1994,
          respectively)                          156     157      64      48
                                              ------  ------  ------  ------

        Total operating costs and expenses     3,356   2,984   1,105   1,021
                                              ------  ------  ------  ------
     Net income                               $  599  $  651  $   21  $   66
                                              ======  ======  ======  ======



     Net income per limited partnership unit  $ 0.25  $ 0.27  $ 0.01  $ 0.03
                                              ======  ======  ======  ======
     Distributions per limited partnership unit:
        Net income                            $    -  $    -  $    -  $    -
                                              ======  ======  ======  ======
        Return of capital                     $ 0.25  $ 0.23  $ 0.09  $ 0.08
                                              ======  ======  ======  ======



                   See accompanying notes to financial statements.

                          GLENBOROUGH ALL SUITE HOTELS L.P.,

                       Statements of Partners' Equity (Deficit)
                                    (in thousands)

                For the nine months ended September 30, 1995 and 1994
                                     (Unaudited)



                                                                    Total
                                          General     Limited     Partners'
                                          Partner     Partners     Equity
                                         ---------    ---------  ---------
          Balance at December 31, 1993  $  (1,790)   $  13,070  $  11,280

          Distributions                        (6)        (561)      (567)

          Net income                            7          644        651
                                         ---------    ---------  ---------
          Balance at September 30, 1994 $  (1,789)   $  13,153  $  11,364
                                         =========    =========  =========



          Balance at December 31, 1994  $  (1,790)   $  13,058  $  11,268

          Distributions                        (6)        (594)      (600)

          Net income                            6          593        599
                                         ---------    ---------  ---------
          Balance at September 30, 1995 $  (1,790)   $  13,057  $  11,267
                                         =========    =========  =========






















                   See accompanying notes to financial statements.

                          GLENBOROUGH ALL SUITE HOTELS L.P.,

                               Statements of Cash Flows
                                    (in thousands)
                                     (Unaudited)
                                                         Nine months ended
                                                            September 30,
                                                          ------------------
                                                           1995        1994
                                                          ------      ------
        Cash flows from operating activities:
          Net income                                     $  599      $  651
          Adjustments to reconcile net income to
            net cash provided by operating
            activities:
              Depreciation and amortization                 504         486
          Changes in assets and liabilities:
            Accounts receivable                             (19)          3
            Prepaid expenses and other assets              (311)       (141)
            Accounts payable                                  7          57
            Due to affiliate                                 31           -
            Accrued expenses                                159          36
                                                         -------     -------
        Net cash provided by operating activities           970       1,092
                                                         -------     -------
        Cash flows used in investing activities:
          Additions to real estate investments             (216)       (176)
                                                         -------     -------
        Cash used in investing activities                  (216)       (176)
                                                         -------     -------
        Cash flows used in financing activities:
          Distributions to partners                        (600)       (567)
                                                         -------     -------
        Cash used in financing activities                  (600)       (567)
                                                         -------     -------
        Net increase in cash and cash equivalents           154         349

        Cash and cash equivalents at
          beginning of period                               369         243
                                                         -------     -------
        Cash and cash equivalents at
          end of period                                  $  523      $  592
                                                         =======     =======












                   See accompanying notes to financial statements.

                          GLENBOROUGH ALL SUITE HOTELS, L.P.

                            Notes to Financial Statements

                                  September 30, 1995
                                     (Unaudited)

          Note 1.   SIGNIFICANT ACCOUNTING POLICY
                    ------------------------------
          In the opinion of Glenborough Realty Corporation, the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Glenborough All Suite Hotels, L.P. (the "Partnership"), at September 30, 1995 and December 31, 1994, and the related statements of operations for the three and nine months ended September 30, 1995 and 1994, and the changes in partners' equity (deficit) and cash flows for the nine months ended September 30, 1995 and 1994.

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

          Note 3.   TRANSACTIONS WITH AFFILIATES
                    ----------------------------
          In accordance with the limited partnership agreement, the Partnership paid the General Partner and its affiliates compensation for services provided to the Partnership.
          Glenborough Hotel Group provided services relating to the management and operation of the hotels and was compensated $197,000 and $181,000 for management fees for the nine months ended September 30, 1995 and 1994, respectively. In addition, Glenborough Hotel Group was reimbursed for salaries related to the management and operations of the hotels in the amounts of $942,000 and $830,000 for the nine months ended September 30, 1995 and 1994, respectively. These costs are included in operating costs and expenses on the statements of operations.

          The Partnership pays Glenborough Corporation for direct expenses plus a fee of 1% of assets for asset management services, general and administrative costs and services including accounting, investor relations, office supplies, and other services. The Partnership also pays Glenborough Corporation for legal costs. Glenborough Corporation was paid $113,000 and $114,000 for these costs and services for the nine months ended September 30, 1995 and 1994, respectively.

                          GLENBOROUGH ALL SUITE HOTELS, L.P.

                            Notes to Financial Statements

                                  September 30, 1995
                                     (Unaudited)

          Note 4.   OTHER INFORMATION
                    -----------------
          The Partnership has been named in a Registration Statement proposing a consolidation by merger of several entities, which has been filed with the Securities and Exchange Commission. In that regard, as of September 30, 1995, the Partnership has advanced $441,000 (included in prepaid expenses and other assets) toward their pro rata share of the transaction costs associated with the consolidation. An additional $129,000 in transaction costs have been included in prepaid expenses and other assets and was payable at September 30, 1995. In the event the proposal is not
          approved  by   the  Partnership's   limited  partners,   and  the
          consolidation goes forward with any of the other entities, the amounts advanced will be fully reimbursed by an affiliate of the
          general  partners  of the  Partnership.    If the  consolidation,
          itself, does not go forward with any of the other entities, the Partnership will bear a proportion of the transaction costs based upon the number of limited partners who voted for approval of the transaction as compared to those who dissented or abstained. The solicitation materials (incorporated by reference to Form S-4, Registration Statement #33-83506 for Glenborough Realty Trust Incorporated), were mailed to the investors on October 29, 1995. The solicitation period will expire in December 1995.

          Note 5.   NEW ACCOUNTING PRONOUNCEMENT
                    ----------------------------
          In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets be reported at the lower of carrying amount or fair value. The Company plans to adopt SFAS No. 121 in 1996 and believes that the adoption will not have a material impact upon its financial statements.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

          LIQUIDITY AND CAPITAL RESOURCES

          From inception through the quarter ended December 31, 1989, distributions were paid to the limited partners at an 8.5% annualized rate, supported first by warranty payments received from the seller of the Partnership's properties and then from June 1988 through December 1989 by loans provided by the former general partner, the seller of the hotels and an affiliate of Shearson Lehman Brothers Inc. (all of which were subsequently paid off at a discount). For the first three quarters of 1990, distributions were paid at a 6% annualized rate. No distribution was paid in the fourth quarter of 1990 to reserve funds necessary to pay for renovation costs at the Fort Worth property. This resulted in a distribution rate of 4.5% for 1990. Distributions were paid at a rate of 5% in 1991, a rate of 3% in 1992, 1993 and the nine months ended September 30, 1994. The distribution made for the third quarter of 1994 was increased to a rate of 3.3% and has remained at that rate since. Based on the projected cash flow of the Partnership, distributions are expected to continue at a rate of 3.3% for the remainder of 1995.

          Management believes that the Partnership's available cash together with the cash generated by the operations of the Partnership's properties, as proven in recent years, will be sufficient to finance the Partnership's continued operations.

          Prepaid expenses and other assets increased approximately $294,000 from December 31, 1994 to September 30, 1995 primarily due to advances made by the Partnership toward transaction costs associated with the proposed consolidation by merger, as discussed in Note 4 of the Notes to Financial Statements. As also discussed in Note 4, $129,000 in such costs represents an accrual and accounts for the increase in accrued expenses as of September 30, 1995.

          RESULTS OF OPERATIONS

          Total revenue increased $320,000 or 9% during the nine months ended September 30, 1995 over the nine months ended September 30, 1994 due to an increase in rooms revenue. This is a result of the sales and marketing staffs' success at both hotels in attracting tour group and new commercial contract business, and the greater role the "Countryline" reservation system has played in the hotels' increased occupancy which generally yields higher average daily room rates. To a lesser extent, the total revenue increase can partially be attributable to the resumption of major league baseball, where the Arlington hotel is impacted by the influx of people attracted to the area since the Texas Rangers home stadium is in close proximity.

          Total operating costs and expenses increased $372,000 or 12% during the nine months ended September 30, 1995 over the same period in 1994. This increase is primarily due to increases in variable expenses associated with higher occupancy such as rooms expense, utilities, property management fees, property operation and maintenance, and sales and marketing costs (the "Countryline" reservation system). In addition, the Tucson hotel had filled its sales director position where this position had been vacant throughout 1994.

          Following are the occupancy percentages and average daily room rates of each of the hotels for the nine months ended September 30, 1995 and 1994:

                     For the nine months ended    For the nine months ended
                        September 30, 1995           September 30, 1994
                        -------------------          -------------------
                                    Average                       Average
                                     room                          room
                       Occupancy     rate            Occupancy     rate
                       ---------    -------          ---------    -------
          Arlington       74%       $66.22              66%       $64.02
          Tucson          78%       $60.14              77%       $58.49

          PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

                    The Partnership is not a party to, nor are any of its assets the subject of any material pending legal proceedings.

          Item 4.   Submission of Matters to a Vote of Security Holders

                    Incorporated by reference to Note 4 of the Notes to Financial Statements.

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)   Exhibits

                    Exhibit #
                    ---------
                       27               Financial Data Schedule

                    (b) Reports on Form 8-K.

                    No reports on Form 8-K were required to be filed during this reporting period.

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GLENBOROUGH ALL SUITE HOTELS L.P.,

                                   By: Glenborough Realty Corporation,
                                      a California corporation
                                      the Managing General Partner





          Date: November 6, 1995      By: /s/ ANDREW BATINOVICH
                                         ---------------------------------    -
                                         Andrew Batinovich
                                         Executive Vice President,
                                         Chief Financial Officer and Director